Form 10-Q
period 2000-03-31
THREE RIVERS BANCORP INC
filed 2000-05-15
CIK 1103585

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

	 (Mark One)

X 		Quarterly Report Pursuant to Section 13 or 15(d) of the
  		Securities Exchange Act of 1934

For the period ended March 31, 2000


Transaction Report Pursuant to Section 13 or 15(d) of
       		the Securities Exchange Act of 1934

For the transaction period from             to

Commission File Number 0-29083

   THREE RIVERS BANCORP, INC.
   (Exact name of registrant as specified in its charter)

 Pennsylvania                                         25-1843375
(State or other jurisdiction of       (I.R.S. Employer  Identification No.)
 incorporation or organization)

2681 Mosside Boulevard, Monroeville, PA          15146-3315
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (412) 666-8063

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       X Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                           	   Outstanding at April 1, 2000
Common Stock, par value $0.01 		                6,664,370
per share

	THREE RIVERS BANCORP, INC.

	INDEX

                                                          Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.Quarterly Financial Statements

 		    Consolidated Balance Sheets -
         March 31, 2000, December 31, 1999,
         and March 31, 1999				                              		3

       Consolidated Statements of Income -
         Three Months Ended March 31, 2000,
         and 1999							                                      	4

       Consolidated Statements of Changes
         in Stockholders' Equity -
         Three Months Ended
         March 31, 2000, and 1999				                        		6

       Consolidated Statements of Cash Flows -
         Three Months Ended
         March 31, 2000, and 1999				                       	 	7

       Notes to Consolidated Financial Statements			 				     	8

	Item 2. Management's Discussion and Analysis
           of Consolidated Financial Condition
          	and Results of Operations			   	                	 	19

Part II.	Other Information							                            	29

           Item 6. Exhibits and Reports on Form 8-K - None

                      	THREE RIVERS BANCORP, INC.
                      	CONSOLIDATED BALANCE SHEET
                            	(In thousands)

				                    	    March 31        December 31        March 31
                             2000	           1999  	            1999
                           	 (Unaudited)                     		(Unaudited)
ASSETS
Cash and due from banks	     $       16,979 	$     24,228 	    $     16,213
Investment securities:
Available for sale	                 465,451      	522,264          	338,963
Held to maturity (market value
 $147,967 on March 31, 1999)	             - 	           -          	147,101
Loans held for sale	                      - 	          59               	93
Loans	                              476,475      	479,761          	465,427
Less:   Unearned income	                 51           	58               	86
  Allowance for loan losses	          5,027  	      5,021 	           6,235
  Net loans	                        471,397      	474,682          	459,106
Premises and equipment	               5,295        	5,495	            4,563
Accrued income receivable	            6,806   	     7,504            	6,853
Goodwill and core deposit intangibles	2,739 	       2,838         	   3,134
Bank owned life insurance	           12,556       	12,411        	   11,996
Other assets	                        17,721        16,255 	           3,525
Net assets of discontinued
  mortgage banking operations       	10,159	       10,426	           10,768
   TOTAL ASSETS	              $   1,009,103  	$ 1,076,162     	$  1,002,315

LIABILITIES
Non-interest bearing deposits	$      85,523   $    84,643     	$     80,011
Interest bearing deposits	          494,375    	  488,052 	         493,292
Total deposits	                     579,898    	  572,695      	    573,303
Federal funds purchased and
  securities sold under
  agreements to repurchase	          20,116 	      10,000 	          19,862
Other short-term borrowings	         23,200       	16,150           	17,500
Advances from Federal Home
  Loan Bank	                        319,876 	     409,876 	         309,876
Long-term debt	                       2,159 	       2,368 	           2,480
Total borrowed funds	               365,351  	    438,394   	       349,718

Other liabilities	                    8,520         9,280   	         9,804
   TOTAL LIABILITIES	               953,769  	  1,020,369 	         932,825

STOCKHOLDERS' EQUITY
Subsidiary equity	                   72,316       	72,969  	         71,031
Accumulated other
  comprehensive income	             (16,982)	     (17,176) 	         (1,541)
TOTAL STOCKHOLDERS' EQUITY           55,334        55,793 	          69,490

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	      $   1,009,103  	$ 1,076,162    	$   1,002,315

See accompanying notes to consolidated financial statements.

	THREE RIVERS BANCORP, INC.
	CONSOLIDATED STATEMENT OF INCOME
	(In thousands, except per share data)
    Unaudited

                               	     Three Months Ended
                                          March 31
                                	    2000	        1999
INTEREST INCOME
   Interest and fees on loans
     and loans held for sale:
         Taxable                	    $ 9,548	     $ 9,213
         Tax exempt             	        179	         110
   Deposits with banks                    	5           	8
   Investment securities               8,368	       7,506
          Total Interest Income   	   18,100	      16,837

INTEREST EXPENSE
   Deposits                         	  5,074	       4,838
   Federal funds purchased
     and securities sold under
     agreements to repurchase            289	         238
   Other short-term borrowings          	467	         296
   Advances from Federal Home
     Loan Bank                         5,126	       4,134
   Long-term debt                  	      55	          65
         Total Interest Expense       11,011	       9,571

NET INTEREST INCOME                    7,089	       7,266
   Provision for loan losses             150	          75

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES        	  6,939	       7,191

NON-INTEREST INCOME
   Trust fees                            	75	         255
   Net realized (losses) gains
      on investment securities      	   (502)	        115
   Net realized gains on
      loans held for sale             	  (14)	         (6)
   Wholesale cash processing fees      	 120	         175
   Service charges on deposit accounts   442	         458
   Bank owned life insurance           	 146       	  137
   Other income                      	   356	         344
         Total Non-Interest Income       623     	  1,478

NON-INTEREST EXPENSE
   Salaries and employee benefits      2,512	       2,314
   Net occupancy expense             	   535	         492
   Equipment expense                    	408	         326
   Professional fees                  	  267	         291
   Supplies, postage, and freight      	 264	         265
   Miscellaneous taxes and insurance     165	         167
   FDIC deposit insurance expense     	   28	          50
   Amortization of goodwill and
     core deposit intangibles         	   99       	   81
   Spin-off costs	                       458	           -
   OREO expense                          832            4
   Other expense                    	  1,021	       1,154
         Total Non-Interest Expense  $ 6,589	     $ 5,144

	CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                   	 Three Months Ended
                                    	     March 31
                                    	2000	        1999
INCOME BEFORE INCOME TAXES           $ 973	       $ 3,525
   Provision for income taxes    	    (477)	        1,050
INCOME  FROM CONTINUING OPERATIONS   1,450       	  2,475

(Loss) income  from discontinued
   Mortgage Banking Operations,
   net of income taxes	               (267)	          312
NET INCOME	                        $ 1,183	       $ 2,787

PER COMMON SHARE DATA:
   Basic:
      Income from continuing operations  $   0.22	 $   0.37
      Net income                             0.18      0.41
      Average shares outstanding       	6,659,483	6,722,921
   Diluted:
      Income from continuing operations  $   0.22	 $   0.36
      Net income                             0.18      0.41
      Average shares outstanding       	6,665,003	6,802,082
   Cash dividends declared                    N/A	      N/A

See accompanying notes to consolidated financial statements.

	THREE RIVERS BANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	(In thousands)
	Unaudited

                                      	March 31, 2000	        March 31, 1999
PREFERRED STOCK

	Balance at beginning of period	       $         -	           $          -
	Balance at end of period		                      -	                      -

COMMON STOCK

Balance at beginning of period	              2,015	                  2,015
Balance at end of period		                   2,015                  	2,015

CAPITAL SURPLUS

	Balance at beginning of period		           20,454		                20,454
	Balance at end of period		                 20,454		                20,454

RETAINED EARNINGS

	Balance at beginning of period		           40,074		                37,472
	Income from continuing operations	          1,450		                 2,475
	Equity from discontinued mortgage
	  banking operations		                     10,159		                10,768
	Dividends paid to parent                   (1,836)		               (2,153)
	Balance at end of period		                 49,847	                	48,562

ACCUMULATED OTHER
COMPREHENSIVE INCOME

	Balance at beginning of period		          (17,176)	                	1,090
	Other comprehensive income
	   (loss), net of tax		                       194                		(2,631)
	Balance at end of period	                	(16,982)	               	(1,541)


	TOTAL STOCKHOLDERS' EQUITY	              $ 55,334		              $ 69,490

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
	CONSOLIDATED STATEMENT OF CASH FLOWS
	(In thousands)
	Unaudited

                                           		Three Months Ended
                                         		       March 31
                                            	2000	        1999
OPERATING ACTIVITIES
Net income	                                  $    1,183	  $    2,787
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Provision for loan losses	                          150        	  75
Depreciation and amortization expense	              256       	  197
Amortization expense of goodwill and
  core deposit intangibles      	                   105          	87
Net amortization of investment securities 	         146 	        175
Net realized losses on investment securities	        14	           6
Net realized losses (gains) on loans and
  loans held for sale	                              502        	(115)
Decrease in accrued income receivable	              698      	   177
Increase in accrued expense payable	               (428) 	      (721)
Net cash provided by operating activities	        2,626   	    2,668

INVESTING ACTIVITIES
Purchases of investment securities and
  other short-term investments
  available for sale	                           (10,817)   	(147,180)
Purchases of investment securities and
  other short-term investments
  held to maturity	                                   -      	(6,052)
Proceeds from maturities of investment
  securities and other short-term investments
  available for sale	                            10,763      	41,828
Proceeds from maturities of investment
  securities and other short-term investments
  held to maturity	                                   -       	8,631
Proceeds from sales of investment securities and
  other short-term investments
  available for sale	                            56,937 	     89,866
Long-term loans originated	                     (22,092)   	 (31,206)
Loans held for sale	                                  -         	(93)
Principal collected on long-term loans	          21,993     	 32,991
Loans sold or participated	                       2,679	         203
Net decrease in credit card receivable
  and other short-term loans	                       114    	   1,035
Purchases of premises and equipment	               (107)	       (324)
Sale/retirement of premises and equipment	           51      	    53
Net decrease in assets held in trust for
  collateralized mortgage obligation                	77         	270
Net increase in other assets	                    (1,463)	     (1,933)
Net cash provided (used) by investing activities 58,135   	  (11,911)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	  99,059 	     69,487
Payments for maturing certificates of deposit 	 (71,656)    	(55,729)
Net increase in demand and savings deposits	    (20,200)       	(905)
Net decrease (increase) in federal funds
  purchased, securities sold under agreements
  to repurchase, and other short-term borrowings	17,003	      (4,687)
Net principal paydowns of advances from
  Federal Home Loan Bank     	                  (90,000)     	   (15)
Principal borrowings on long-term debt	               -         	148

Repayments of long-term debt    	                   (46)	          -
Upstream cash dividends paid	                    (1,836)     	(2,153)

Net (decrease) increase in other liabilities	      (334)	        694
Net cash (used) provided by financing activities(68,010) 	     6,840

NET DECREASE IN CASH EQUIVALENTS	                (7,249)	     (2,403)

CASH EQUIVALENTS AT JANUARY 1	                   24,228   	   18,616

CASH EQUIVALENTS AT MARCH 31	                  $ 16,979   	 $ 16,213

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

At March 31, 2000, Three Rivers Bank was a wholly owned subsidiary of USBANCORP, Inc. On April 1, 2000, USBANCORP, Inc.
executed its approved Board of Directors plan to split the Company's banking subsidiaries into two separate publicly traded companies and Three Rivers Bancorp, Inc. (Three Rivers Bancorp or the Company) was formed. On this date, Three Rivers Bank was spun out from USBANCORP, Inc. and into the Company.

Under the tax-free spin-off plan, 100% of the shares of Three
Rivers Bancorp, Inc, were distributed as a dividend to the
shareholders of the USBANCORP as a 1 for 2 stock dividend based on
their existing USBANCORP ownership.    Standard Mortgage Company
(SMC), a mortgage banking company, a subsidiary of Three Rivers
Bank, was internally spun-off from Three Rivers Bank to the USBANCORP prior to consummation of the Three Rivers Bank spin-off.
As a result of the spin-off of SMC, pro forma March 31, 2000, total assets and equity will decrease by the equity of the discontinued mortgage banking operation of $10,159,000.

     For the Spin-off of Three Rivers Bank to be considered "tax-free," USBANCORP, Inc. petitioned to and received from the Internal Revenue Service a favorable private letter ruling. This private letter ruling contains certain commitments on the part of the Company including no change in control for a two
year period and a requirement to raise capital within one year after the spin-
off.   The requirement to raise capital could include issuing capital stock in connection with a business combination.

2.   Basis of Presentation

The consolidated financial statements include the accounts of Three Rivers Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Three Rivers Bank and Trust Company ("Three Rivers
Bank). In addition, the Parent Company is an administrative group that provides support in such areas as finance and shareholder relations. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included.
They are not, however, necessarily indicative of the results of consolidated operations for a full year.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's annual financial statements for the year ended December 31, 1999 filed with the Securities and Exchange Commission as part of USBANCORP, Inc.'s (NASDAQ: UBAN) Form 10 filing.

Basic earnings per share includes, only the weighted average common shares outstanding. Diluted earnings per share includes, the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.

On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company is included in the consolidated federal income tax return of USBANCORP, Inc. through March 31, 2000. Beginning April 1, 2000, the Company will file its own consolidated federal income tax return with the internal Revenue Service.
The Company made paments to USBANCORP, Inc. for federal income taxes of $1,382,000 in the first three months of 2000 as compared to $295,000 for the first three months of 1999. Total interest expense paid amounted to $11,415,000 in 2000's first three months compared to $10,296,000 in the same 1999 period.

3.   Comprehensive Income

In January 1998, the Company adopted SFAS #130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement. For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The changes in other comprehensive income are reported net of income taxes, as follows (in millions):


                                                   Three Months Ended
                                               			 March 31,	 March 31,
                                        	          2000       1999

Net income                                       	 $1,183   	 $2,787

Other comprehensive income, before tax:

Unrealized holding gains(losses) on
  investment securities   	                           775     (3,862)
Less: reclassification adjustment for (losses)
  gains included in net income                       (502)	      115
Other comprehensive income(loss) before tax        	  273	    (3,747)
Income tax expense(credit) related to items
  of other comprehensive income                        79     (1,116)
Other comprehensive income(loss), net of tax          194	    (2,631)
Comprehensive income                             $  1,377    $   156

4.   Investment Securities

Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at estimated fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholders' equity on a net of tax basis. The mark to market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold. The book and estimated fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

                                   			 March 31, 2000
          	                                 Gross 	    Gross
Estimated
                                 	Book     	Unrealized	Unrealized  Fair
                                 	Valu      Gains	     Losses	     Value
  U.S. Treasury	                  $  5,019	 $   - 	    $    (30)  	$    4,989
  U.S. Agency    	                  17,951	     - 	      (1,048)      	16,903
  State and municipal  	            32,333	    10	       (2,938)      	29,405
  U.S. Agency mortgage-backed
     securities      	             401,938	    27      	(21,802)     	380,163
  Other securities(f1)          	   34,559      -	         (568)	     33,991
       Total	                     $491,800	 $  37	     $(26,386)	  $  465,451

(f1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At March 31, 2000, 98.1% of the portfolio was rated "AAA" compared to 97.6% at March 31, 1999. Approximately 1.6% of the portfolio was rated below "A" or unrated on March 31, 2000.

5.	Loans and Loans Held for Sale

The loan portfolio of the Company consists of the following
(in thousands):

                               March 31    December 31  March 31
                        	      2000        1999         1999

     Commercial	               $ 47,980    $ 45,861	    $ 50,568
     Commercial loans secured
        by real estate 	        207,224	    207,067     	176,770
     Real estate - mortgage	    191,602	    193,850	     204,941
     Consumer	                   29,669	     33,042	      33,241
        Loans	                  476,475    	479,820	     465,520
     Less:  Unearned income	         51	         58	          86
     Loans, net of unearned
        income	               $ 476,424	  $ 479,762	   $ 465,434

Real estate-construction loans were not material at these presented dates and comprised 2.4% of total loans net of unearned income at March 31, 2000. The Company has no credit exposure to foreign countries or highly leveraged transactions.

6.	Allowance for Loan Losses and Charge-Off Procedures

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

 a detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

 the application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio.
 The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

 the application of formula driven reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

 the application of formula driven reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

 the maintenance of a general unallocated reserve to accommodate inherent risk in the Company's portfolio that is not identified through the Company's specific loan and portfolio segment reviews discussed above. Management recognizes that there may be events or economic factors that have occurred effecting specific borrowers or segments of borrowers that may yet be fully reflected in the information that the Company uses for arriving at a specific loan or portfolio segment reserves. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio, the level of non-performing assets and its coverage of these items as compared to peer banks and industry.

	After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve and establish the provision level for the next quarter. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements and provides appropriate support for accounting purposes.

When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within each calendar year period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                    	Three Months Ended   Year Ended
                                       	  March 31,       December 31,
	                                     2000       1999        1999
Balance at beginning of period	     $ 5,021 	 $ 6,104 	    $  6,104
Charge-offs:
     Commercial                   	     158 	       -       	 1,236
     Real estate-mortgage  	             67       	 -         	 269
     Consumer   	                        12        14	          123

     Total charge-offs        	         237        14 	       1,628

Recoveries:
     Commercial  	                       13 	      56 	         201
     Real estate-mortgage    	           69       	 8         	  17
     Consumer     	                      11	        6 	          27

     Total recoveries  	                 93 	      70 	         245

Net charge-offs (recoveries)            144 	     (56)       	1,383
Provision for loan losses   	           150        75           300

Balance at end of period         	  $ 5,027 	 $ 6,235     	 $ 5,021

As a percent of average loans and
 loans held for sale, net of
 unearned income:
  Annualized net
     charge-offs (recoveries)	        0.12%	  (0.05)%	        0.30%
  Annualized provision for loan
      losses                          0.13   	 0.07           0.06
  Allowance as a percent of loans
    and loans held for sale, net
 of unearned income at period end     1.06   	 1.34         	 1.05
Total classified loans             $15,244	 $16,380      	 $15,715

7.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $575,000 at March 31, 2000, and $1,369,000 at March 31, 1999, being specifically identified as impaired and no corresponding allocation reserve at March 31, 2000, but a $669,000 reserve at March 31, 1999. The average outstanding balance for loans being specifically identified as impaired was $575,000 for the first three months of 2000 compared to $1,369,000 for the first three months of 1999. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first three months of 2000 or 1999.

The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

                    March 31, 2000    December 31, 1999      March 31, 1999
                       		Percent of	         	Percent of	         	Percent of
                       		Loans in            	Loans in           		Loans in
                       		Each               		Each               		Each
                       		Category           		Category          	 	Category
                	Amount 	to Loans     	Amount	to Loans     	Amount	to Loans
Commercial     	$   462     	10.1%     	$ 914     	9.6%     	$  1,579  	10.9%
Commercial
  loans secured
  by real estate 	1,749     	43.5      	1,285    	43.2         	1,213  	38.0
Real Estate -
  mortgage         	488     	40.2        	519    	40.4           	772  	44.0
Consumer	           180     	 6.2        	185    	 6.8           	209  	 7.1
Allocation to
  general risk 	  2,148	        -    	  2,118	       -       	  2,462    	 -

     Total	     $ 5,027	   100.0%    	$ 5,021	   100.0%	      $ 6,235  100.0%

Although real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $488,000 or 9.7% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At March 31, 2000, management of the Company believes the allowance for loan losses was adequate to cover estimated losses within the Company's loan portfolio. Although the allowance is allocated to specific components of the loan portfolio, it is available to cover any losses regardless of the component of the loan portfolio.

8.	Non-performing Assets

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures).
 All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received.

The following table presents information concerning non-performing assets (in thousands, except percentages):

                                March 31       December 31     March 31
		                                2000	     	    1999   		       1999
Non-accrual loans            		$  2,829	        $ 2,056      		$ 4,056
Loans past due 90
   days or more		                    50	           	154     		      31
Other real estate owned		         5,828	       	  6,866  	    	    492
Total non-performing
    assets	                    	$ 8,707		       $ 9,076      		$ 4,579

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate owned   	1.81%          	1.87%        		0.98%

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1)fair value minus estimated costs to sell, or
2)carrying cost.

The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands).

                                            	Three Months Ended
                                                   March 31
                                             	2000       	 1999
Interest income due in accordance
   with original terms	                      $  12        $   19
Interest income recorded	                       (1)	          (6)
Net reduction in interest income	            $  11	       $   13

9.  Off-Balance Sheet Hedge Instruments

     Policies

The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. Unrealized gains or losses on these hedge transactions are deferred. It is the Company's policy not to terminate hedge transactions prior to expiration date.

For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of March 31, 2000, are as follows:

     Borrowed Funds Hedges

The Company, through its affiliation with USBANCORP. Inc.,
has entered into several interest rate swaps to
hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and one year are being used to fund fixed-rate agency mortgage-backed
securities with durations ranging from three to five  years.   Under
the swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly, quarterly, or annually. For the $40 million interest rate cap, the Company only receives payment from the counter party if the federal funds rate goes above the 5.00% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first three months of 2000 performance:

                                   Fixed Floating	             	Impact
	Notional     	Start 	Termination  Rate	 Rate	    Repricing	 On Interest
	Amount       	Date	  Date	        Paid	 Received	Frequency	   Expense

$30,000,000 	10-25-99	10-25-00    	6.17%	  6.08% 	Quarterly  $    6,242
	40,000,000	 10-25-99	10-25-01	    6.41	   6.08	  Quarterly      32,737
	40,000,000	  5-01-99	 4-30-00	    5.00	   5.75	   Monthly	     (69,689)
							                                                        $(30,710)

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties in the interest rate swap agreements is remote.
The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $300 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at March 31, 2000, or March 31, 1999.

10.   Goodwill and Core Deposit Intangible Assets

The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $7,000 of goodwill and $2.7 million of core deposit intangible assets on its balance sheet.
$1.4 million of this core deposit intangible was established in the first quarter of 1999 with the purchase of a First Western branch.
 A reconciliation of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1999			 	$ 2,838
     Amortization expense	      			      (99)
     Balance at March 31, 2000		   		 $ 2,739

The Company is amortizing core deposit intangibles over
periods ranging from five to ten years while goodwill is being amortized over a 15-year life. The straight-line method of
amortization is being used for both of these categories of
intangibles.  It is important to note that this intangible
amortization expense is not a future cash outflow.   The following
table reflects the future amortization expense of the intangible assets (in thousands):

                Remaining 2000		 $     297
                      2001	      	     396
                      2002	         	  396
                      2003	         	  396
                      2004	         	  396
                2005 and after       	 858

11.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at March 31, 2000, (in thousands, except percentages):

	Type	                      	Maturing           	Amount        	Weighted
                                                           					Average
					                                                           Rate

	Open Repo Plus	            	Overnight          	$   23,200	    6.62%

	Advances and	                 	2000	               205,000    	5.44
		wholesale                    	2001	                58,876    	6.40
		repurchase                   	2002	                 6,000    	7.25
		agreements                   	2010 and after      	50,000    	5.99

Total Advances and		     	                          319,876	    5.75
wholesale repurchase
agreements

Total FHLB Borrowings	                          	  $343,076	    5.80%

All of the above borrowings bear a fixed-rate of interest, with the only exceptions being the Open Repo Plus advances whose rate can change daily. All FHLB stock along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.


12.  Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2000, the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2000, and 1999, as well as, December 31, 1999, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's
classification category.   The table below is stated showing the
pro forma effect of the discontinued operations (equity has been reduced by the discontinued operations that will be dividended to USBANCORP, Inc. on April 1, 2000.)

                                                         		  	  To
Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
As of March 31, 2000          Actual  	  Adequacy Purposes  Action
Provisions
                        Amount   Ratio   Amount     Ratio   Amount     Ratio
                                       (In thousands, except ratios)

Total Capital (to Risk
  Weighted Assets)     	64,445  	12.83  	40,194    	 8.00  	50,242    	10.00

Tier 1 Capital (to Risk
  Weighted Assets)     	59,418  	11.83  	20,097    	 4.00  	30,145	     6.00

Tier 1 Capital (to Average
  Assets)	              59,418	   5.72  	41,521	     4.00  	51,901	     5.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 .....PERFORMANCE OVERVIEW..... At March 31, 2000, Three Rivers Bank
was a wholly owned subsidiary of USBANCORP, Inc. On April 1, 2000, USBANCORP, Inc. executed its approved Board of Directors plan to split the USBANCORP Inc.'s banking subsidiaries into two separate publicly traded companies.

Under the tax-free spin-off plan, 100% of the shares of Three
Rivers Bancorp, Inc, were distributed as a dividend to the shareholders of the USBANCORP as a 1 for 2 stock dividend based on their existing USBANCORP ownership. Standard Mortgage Company
(SMC), a mortgage banking company, a subsidiary of Three Rivers
Bank, was internally spun-off from Three Rivers Bank to the USBANCORP prior to consummation of the Three Rivers Bank spin-off.
As a result of the spin-off, first quarter 2000 results were negatively affected by $458,000 of spin-off related costs, which negatively effected earnings per share by $0.04. During the first quarter of 2000, the Internal Revenue Service completed its examination of USBANCORP, Inc.'s federal income tax returns (of which the Company was included) through the 1997 tax year. As a result of a change in the estimate of the Company's income tax liability,the Company reversed tax expense accruals of $750,000, resulting in a negative income tax provision for the first quarter of 2000 of $477,000.

The Company's net income from continuing operations and exclusive of the aforementioned spin-off costs, for the first quarter of 2000 totaled $1.7 million or $0.26 per share on a diluted basis. The first quarter 2000 results are lower when compared with the $2.5 million or $0.36 per diluted share reported for the first quarter of 1999.

The Company's return on equity (ROE) averaged 12.75% for the first quarter of 2000 compared to 16.32% ROE reported in the first quarter of 1999.

Net interest income decreased by $177,000 or 2.4% as a result of rising interest rates causing compression in the net interest margin from 3.14% in the first quarter of 1999 to 2.85% in the first quarter of 2000. The Company's equity base has been adversely effected by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                   		              Three Months Ended    Three
Months Ended
                                      March 31, 2000   	    March 31,
1999
 Net income from continuing operations    $ 1,450              	$ 2,475
 Diluted earnings per share        	        0.22                	 0.36
 Return on average equity       	          12.75%          	     16.32%
 Return on average assets       	           0.56                	 1.01
 Average diluted common
    shares outstanding                   	 6,665              	  6,802

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.

 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first quarter of 2000 to the first quarter of 1999 (in thousands, except percentages):


                               	Three Months Ended
                                    March 31
                          	     2000   	     1999  	 $ Change  	% Change
Interest income	               $ 18,100  	$ 16,837 	    1,263    	 7.5
Interest expense	                11,011  	   9,571      1,440  	  15.0
Net interest income              	7,089     	7,266     	 (177)   	(2.4)
Tax-equivalent adjustment	          205        227        (22)    (9.7)
Net tax-equivalent
   interest income	             $ 7,294  	 $ 7,493  	    (199)   	(2.7)

Net interest margin              	2.85%     	3.14%    	(0.29)%    	N/M

N/M - Not meaningful

Three Rivers Bancorp net interest income on a tax-equivalent basis decreased by $199,000 or 2.7% due primarily to compression of the net interest margin. Total average earning assets were $59 million higher in the first quarter of 2000 due to a $12 million or 2.6% increase in total loans and a $46 million or 9.5% increase in investment securities. The Company was able to achieve solid loan growth in commercial and commercial real estate loans of $28
million or 12%, when compared to the first quarter of 1999.   During
the same period the comparably lower yielding residential real estate loans decreased by $13 million or 7%.

The income benefit from this growth in earning assets was more than offset by a 29 basis point decline in the net interest margin to 2.85%. The drop in the net interest margin reflects a four basis point increase in the earning asset yield which was more than offset by 33 basis point increase in the cost of funds. The Company, has, however in the first quarter of 2000 sold $57 million in securities to help reduce interest rate risk and decrease further margin compression as a result of the leverage program the Company has had in place over the last five years.

The overall growth in the earning asset base was one strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period. (See further discussion under Interest Rate Sensitivity) .

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 2000 increased by $1.2 million or 7.3% when compared to the same 1999 period. This increase was due to the $59 million or 6.2% increase in total average earning assets which caused interest income to rise by $1.2 million. Within the earning asset base, the yield on the total loan portfolio increased by 10 basis points to 8.14% due to the upward repricing of floating-rate loans and the shift in the loan portfolio to the higher yielding commercial and commercial real estate loans.
 The yield on total investment securities increased by seven basis points to 6.39% due the slow down of prepayments and the corresponding decrease in the amortization of premiums.

The Company's total interest expense for the first quarter of 2000 increased by $1.4 million or 15% when compared to the same 1999 period. This higher interest expense was due to a $61 million increase in average interest bearing liabilities, combined with a 33 basis point increase in interest bearing liabilities, to an average of 4.91% for the first quarter of 2000. The growth in interest bearing liabilities included a $49 million increase in FHLB Advances used to fund asset growth. The remainder of the interest bearing liability increase occurred in certificate of deposits which were used to help fund the previously mentioned earning asset growth. FHLB advances had an average cost of 5.75% in the first quarter of 2000 which was 36 basis points higher than their cost in the prior year first quarter and 157 basis points greater than the average cost of deposits which was 4.18% in the first quarter. Overall, the Company's total cost of funds increased by 33 basis points to 4.91% as the pricing declines for both deposits and borrowings were partially offset by a greater use of borrowings to fund the earning asset base.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $110 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 9.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the first quarter of 2000, the level of short-term borrowed funds and FHLB advances to total assets averaged 39.5%. At quarter end the Company had borrowed funds to total assets of 36% which is within the parameters set by the Company. The Company plans to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters. .

The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv)
Three Rivers Bancorp's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) Three Rivers Bancorp's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax equivalent yields.

Three Months Ended March 31 (In thousands, except percentages)

	                               	        2000              	             1999
                                   		    Interest                 			    Interest
                             	Average	   Income/  	Yield/   	Average	    Income/  	Yield/
                             	Balance 	  Expense  	Rate     	Balance	    Expense  	Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	         $ 475,598 	$  9,768	 8.14%    	$  463,424 	$  9,350	 8.04%
   Deposits with banks	             744 	       5	 2.64 	           890 	       8	 3.80
   Federal funds sold and securities
      purchased under agreements
      to resale	                      2	        -	 6.00	              -	        -	    -
   Total investment
         securities	            533,270     8,532	 6.39  	      486,785 	   7,706	 6.32

 Total interest earning
   assets/interest income	    1,009,614   	18,305	 7.23  	      951,099 	  17,064	 7.19
Non-interest earning assets:
   Cash and due from banks	      15,694 			                      15,945
   Premises and equipment	        5,400 			                       4,459
   Other assets	                 15,110 			                      26,185
   Allowance for loan losses     (5,051)		                	      (6,177)
TOTAL ASSETS	                $1,040,767 			                    $991,511

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand   $   42,059	  $     91  0.87% 	    $ 45,218	  $   109 	0.97%
   Savings	                      64,283	       313 	1.96        	64,992	      265 	1.65
   Money markets	                51,373	       368  2.88        	55,622	      401 	2.90
   Other time	                  330,059	     4,302 	5.24  	     317,836 	   4,063 	5.13
   Total interest bearing
      deposits	                 487,774	     5,074 	4.18       	483,668	    4,838 	4.02
   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other
        short-term borrowings	   53,026	       756 	5.64    	    44,471	      534 	5.80
   Advances from Federal
      Home Loan Bank 	          358,382	     5,126 	5.75       	309,616	    4,134 	5.39
   Long-term debt	                2,287	        55  9.67   	      2,560	       65	10.30
Total interest bearing
   liabilities/interest expense	901,469	    11,011 	4.91       	840,315	    9,571 	4.58
Non-interest bearing liabilities:
   Demand deposits	              83,338			                       79,644
   Other liabilities	            10,234			                       10,071
   Stockholders' equity	         45,726		                 	      61,481
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY     	$1,040,767		                     	$991,511

Interest rate spread			                              2.32    			                   2.61
Net interest income/
   net interest margin		                      7,294 	2.85% 		               7,493 	3.14%
Tax-equivalent adjustment		                    (205)		                 	     (227)
Net Interest Income		                        $7,089 			                    $7,266

 ..PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first quarter of 2000 totaled $150,000 or 0.13% of average total loans which represented a $75,000 increase from the provision level experienced in the 1999 first quarter. The Company's net loan charge-offs amounted to $144,000 or 0.12% of average loans in the first quarter of 2000. The higher provision in 2000 was due to continued growth of the commercial and commercial mortgage loan portfolio and a higher level of non-performing assets.
 The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note 6 and the Allowance for Loan Losses section of the MD&A.)

 .....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2000 totaled $623,000 which represented a $855,000 or 57.8% decrease when compared to the same 1999 quarter. This decrease was primarily due to the following items:

 a $617,000 decrease in gains realized on investment security sales, the first quarter of 2000 had losses on sales of the investment portfolio of $502,000 as the Company sold approximately $57 million in securities and used the proceeds to pay down short-term advances at the FHLB.

 a $180,000 decrease in trust fees as the Company has entered into an agreement in which it receives a flat monthly fee for trust referrals, and no longer has its own trust department.

  a $55,000 or 31.4% decrease in wholesale cash processing fees to $120,000, as the Company has experienced a decrease in the number of wholesale customers.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2000 totaled $6.6 million which represented a $1.5 million increase or 28% increase when compared to the same 1999 quarter. This increase was primarily due to the following items:

 as a result of the spin-off the Corporation had $458,000 of non-recurring spin-off costs.

 a $2.5 million or 8.5% increase in salary & employee benefits as a result of the spin-off necessitating jobs that prior to the spin-off were provided by USBANCORP, Inc., and employee salary increases of 2%.

 a $735,000 write down of an Other Real Estate Owned property, that was acquired through a foreclosure on a commercial real estate loan.

 the Company has agreed with USBANCORP, Inc.
where USBANCORP, Inc., will provide internal audit, asset liability management, accounts payable and other support services to The Company For the first quarter the fee for those services was $375,000.


 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first quarter of 2000 was a negative $477,000 reflecting a change in the estimate of the Company's tax liability of approximately $750,000 as a result of closing tax years through 1997. The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $10.7 million have been provided as of March 31, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-
interest expense divided by total revenue) increased to 83.2% in the first quarter of 2000 compared to 57.3% for the same period of 1999. Factors contributing to the higher efficiency ratio in 2000 included the compression experienced in the net interest margin and an increased level of non-interest expenses which included spin-off costs.

 .....BALANCE SHEET.....The Company's total consolidated assets were
$1.009 billion at March 31, 2000, compared with $1.002 billion at March 31, 1999, which represents an increase of $7 million. During the first quarter 1999, total loans and loans held for sale increased by approximately $11 million due to commercial and commercial mortgage loans. Total investment securities decreased by $20.6 million and all investments as of March 31, 2000 are classified as available for sale.

Total deposits increased by $6.5 million or 1.2% since March
31, 1999. The Company's total borrowed funds position increased by $15.6 million in order to fund the asset growth. Total equity declined by $14 million due to a decline in accumulated other comprehensive income as a result of a decrease in the market value of the available for sale securities portfolio.

 .....LOAN QUALITY.....The following table sets forth information concerning Three Rivers Bancorp's loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal an any laons or making loans at a rate materially less than that of market rates:

                                    	    March 31   	December 31  	 March 31
                    	                    2000        1999     	     1999
                                         (In thousands, except percentages)
     Total loan delinquency (past due
      30 to 89 days)	                    $  3,670   	$4,011        	$ 3,492
     Total non-accrual loans	               2,829    	2,056          	4,056
     Total non-performing assets(f1)        8,707    	9,076         	 4,579
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income	   0.77%	    0.84%	          0.75%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income	                             0.59  	   0.43	           0.87
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned	                  1.81     	1.87	           0.98

     (f1)Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

Between March 31, 1999, and March 31, 2000, total loan delinquency increased $178,000 by causing the delinquency ratio to increase two basis points to 0.77%. Total non-performing assets increased by $4.1 million since March 31,1999 causing the non-performing assets to total loans ratio to increase to 1.81%. The increase in non-performing assets is due to a $6.5 million commercial mortgage loan on a construction project which has been placed in other real estate owned and has been written down to estimated net realizable value.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                  	March 31   	December 31	  March 31
                          	        2000        1999          1999
Allowance for loan losses	         $ 5,027    	$ 5,021      	$ 6,235
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans and loans
       held for sale,
       net of unearned income	     1.06%	      1.05%         	1.34%
     total delinquent loans
       (past due 30 to 89 days)	   136.98     	125.18       	 178.55
     total non-accrual loans	      177.70     	244.21        	153.72
     total non-performing loans    174.61      227.19        	152.56

Since March 31, 1999, the balance in the allowance for loan losses has decreased by $1.2 million due to net charge-offs exceeding the loan loss provision. The Company's allowance for loan losses at March 31, 2000, was 178% of non-accrual loans.

 .....INTEREST RATE SENSITIVITY.....Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at Three Rivers Bancorp is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time; and 3) market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and Company's Board of Directors on an ongoing basis.

The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

          		                    March 31     December 31     March 31
                                 2000          1999           1999

Six month cumulative GAP
RSA. .....................	$   248,776    	$   270,835   	$  233,109
RSL.......................	   (439,703)   	   (487,774)  	  (339,541)

Off-balance sheet
 		   hedges...............    (70,000) 	      (70,000)            -
GAP......................	$   (120,927)   $   (146,939)  $  (106,432)
GAP ratio..............	         0.67X           0.65X         0.69X
GAP as a % of total
   		   assets................	(11.98)%	        (13.65)%	     (10.62)%
One year cumulative GAP
RSA...................... 	$   331,844       	$ 357,263    	$ 322,902
RSL......................	    (542,444)    	   (664,707)     (434,997)

Off-balance sheet
   hedges.............. 	     (40,000)    	     (40,000)   	        -
GAP......................	$  (170,600)      	$ (267,444)  	$ (112,095)
GAP ratio.............. 	       0.66X 	           0.57X         0.74X
GAP as a % of total
   assets...............     	(16.91)%	         (24.85)%	     (11.18)%

When March 31, 2000, is compared to December 31, 1999, both the Company's six month and one year cumulative GAP ratios became less negative due primarily to a decrease in the Company's short-term FHLB borrowings.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus 7.5% and net income variability to plus or minus
15.0% based upon varied
economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve.
 Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities.
 The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at March 31, 2000, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the March 31, 2000, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                     		Variability of                     		Change In
	Interest Rate	        Net Interest	       Variability of	  Market Value of
	Scenario	               Income	             Net Income	    Portfolio Equity

	Base	                      0%	                 0%	              0%
	Flat	                     1.2              	 3.2             	 2.7
	200bp increase          	(3.0)             	(7.8)           	(32.6)
	200bp decrease           	0.4               	1.0             	59.9

As indicated in the table, the maximum negative variability of Three Rivers Bancorp's net interest income and net income over the next twelve month period was (3.0%) and (7.8%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (32.6%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

 .....LIQUIDITY......Liquidity can be analyzed by utilizing the
Consolidated Statement of Cash Flows. Cash equivalents increased by $767,000 from March 31, 1999, to March 31, 2000. During the first quarter of 2000 there was $58 million of net cash provided by investing activities and $3 million of net cash provided by operating activities. This was more than offset by $68 million of net cash used by financing activities. Within investing activities, sales of investment securities exceeded cash proceeds needed for security purchases by $46 million. Cash advanced for new loan fundings totaled $22 million and was approximately equal to the cash received from loan principal payments. Within financing activities, net deposits increased by $7 million due primarily to growth in certificates of deposits.

 .....CAPITAL RESOURCES.....As presented in Note 12 the Company exceeds all regulatory capital ratios at March 31, 2000.
Furthermore, each of the Company is considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium. All risk based capital ratios included in this presentation are presented on a pro forma basis, after the internal spin-off of SMC from the Company to USBANCORP, Inc.

The Company declared Common Stock dividends of $1.8 million in the first quarter of 2000, and were the last dividends that will be paid to USBANCORP, Inc. as part of its dividend upstream to the Company's former parent company. The Company's Board of Directors believes that dividend is a key component of total shareholder return particularly for retail shareholders.

 .....FORWARD LOOKING STATEMENT.....This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors include the following: (i) risk resulting from the Distribution and the operation of Three Rivers Bank as a separate independent company, (ii) the effect of changing regional and national economic conditions; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
(iv) significant changes in interest rates and prepayment speeds;
(v) inflation, stock and bond market, and monetary fluctuations;
(vi) credit risks of commercial, real estate, consumer, and other lending activities; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company's market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (xi) changes in consumer spending and savings habits; (xii) unanticipated regulatory or judicial proceedings; and (xiii) other external developments which could materially impact the Company's operational and financial performance.

     The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a) Exhibits - The following exhibits are being filed as a prt of this
            Quarterly report on Form 10-Q:

             3.1	Amended and Restated Articles of Incorporation, of Three
                 Rivers Bancorp, Inc. (Incoprorated by reference to Exhibit 3.1 to the Form 10 of Three Rivers Bancorp, Inc., File
                 No. 000-29083)

             3.2	Amended and Restated Bylaws of Three Rivers Bancorp, Inc.,
                 (Incorporated by reference to Exhibit 3.2 to the Form 10 of
                  Three Rivers Bancorp, Inc., File No. 000-29083)

             10.1 Corporate Separation and Reorganization agreement
                  (Incorporated by reference to exhibit 10.1 to the Form 10 of Three Rivers Bancorp., File No. 000-29083)

             10.2 Tax Separation Agreement (Incorporated by reference to exhibit 2.2 to the current report on Form 8-K of USBANCORP, Inc. filed on April 14, 2000)

             10.3 Three Rivers Bancorp, Inc. Stock Option Plan


           27.1	Financial Data Schedule

(b) Reports on Form 8-K:There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					Three Rivers Bancorp, Inc.

					Registrant


Date: May 15, 2000         				/s/Terry K. Dunkle

					Terry K. Dunkle
					Chairman, President and
					Chief Executive Officer



Date: May 15, 2000          				/s/Anthony M.V. Eramo

					Anthony M.V. Eramo
					Vice President and
					Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

April 14, 2000

To the Stockholders and
Board of Directors of
Three Rivers Bancorp, Inc.


Management of Three Rivers Bancorp, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Form 10-Q in accordance with generally accepted accounting principles and are responsible for its accuracy.

In meeting its responsibilities, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of propriety information, and other items.
 There is an ongoing program to assess compliance with these policies.

The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. Arthur Andersen LLP and the Company's internal auditors have direct access to the Audit Committee.

/s/Terry K. Dunkle	               				/s/Anthony M.V. Eramo
Terry K. Dunkle				                   		Anthony M.V. Eramo
Chairman, President &				              	Vice President &
Chief Executive Officer				            	Chief Financial
Officer

Exhibit 10.3
                  THREE RIVERS BANCORP, INC.
                      STOCK OPTION PLAN
                       February 24, 2000

                  THREE RIVERS BANCORP, INC.

                      STOCK OPTION PLAN

     The purposes of the Stock Option Plan (the "Plan") are to encourage eligible employees of THREE RIVERS BANCORP, INC. (the "Corporation") and its Subsidiaries, including directors and officers of the Corporation who are employees, to increase their efforts to make the Corporation and each Subsidiary more successful, to provide an additional inducement for such employees to remain with the Corporation or a Subsidiary, to reward such employees by providing an opportunity to acquire the Common Stock, par value $0.01 per share, of the Corporation (the "Common Stock") on favorable terms and to provide a means through which the Corporation may attract able persons to enter the employment of the Corporation or one of its Subsidiaries. For purposes of the Plan, the term "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Corporation if each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing at least fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in the chain. An additional limited purpose of the Plan is to provide a single grant of stock options to option holders of the Corporation's present parent corporation (who may or may not become employees of the Corporation) in connection with the adjustment of the parent corporation stock options necessary to give proper effect to the proposed spin-off of the Corporation by its parent corporation.

SECTION 1

Administration

     The Plan shall be administered by a Committee (the "Committee") appointed from time to time by the Board of Directors of the Corporation (the "Board") and consisting of no fewer than two members of the Board, each of whom qualifies as an "outside director" under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code). The Board may at any time, without cause, remove any person from the Committee by written notice to such person. Any member of the Committee may resign by written notice to the Board.

     The Committee shall interpret the Plan and prescribe such rules, regulations and procedures in connection with the operations of the Plan as it shall deem to be necessary and advisable for the administration of the Plan consistent with the purposes of the Plan.

     The Committee shall keep records of any action taken at its meetings. A majority of the Committee shall constitute a quorum at any meeting and the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by a majority of the Committee, shall be the acts of the Committee.

SECTION 2

Eligibility

     Those salaried employees of the Corporation or any Subsidiary with executive, managerial, technical or professional responsibility ("Key Employees"), who may or may not be an officer or a member of the Board of Directors, shall be eligible to receive stock options as described herein. In addition, individuals described in the last sentence of the purpose paragraph of this Plan document shall be eligible to receive a stock option grant for the limited purpose described therein.

     Subject to the provisions of the Plan, the Committee shall have full and final authority, in its discretion, to grant stock options as described herein and to determine the Key Employees to whom stock options shall be granted and the number of shares to be covered by each stock option. In determining the eligibility of any employee, as well as in determining the number of shares which may be acquired pursuant to each stock option, the Committee shall consider the positions and the responsibilities of the employee being considered, the nature and value to the Corporation or a Subsidiary of his or her services, his or her present and/or potential contribution to the success of the Corporation or a Subsidiary and such other factors as the Committee may deem relevant.

SECTION 3

Shares Available under the Plan

     The aggregate number of shares of the Common Stock which may be issued or delivered and as to which stock options may be granted under the Plan is 300,000 shares. All of such shares are subject to adjustment and substitution as set forth in Section 6.

     If any stock option granted under the Plan is cancelled by mutual consent or terminates or expires for any reason without having been exercised in full, the number of shares subject to such stock option shall again be available for purposes of the Plan.

     The shares which may be issued or delivered under the Plan may be either authorized but unissued shares or treasury shares, or partly each, as shall be determined from time to time by the Board.

SECTION 4

Grant of Stock Options

     The Committee shall have authority, in its discretion, to grant "incentive stock options" pursuant to Section 422 of the Code, to grant "non-statutory stock options" (stock options which do not qualify under Section 422 of the Code) or to grant both types of stock options, provided that the exercise of one type of option shall not affect the other type.

     To the extent that the aggregate fair market value of stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year (under all plans of the individual's employer corporation and its parent and subsidiary corporations) exceeds $100,000, such stock options shall be treated as options which are non-statutory stock options. The preceding sentence shall be applied by taking options into account in the order in which they are granted. Also, for this purpose, the fair market value of any stock shall be determined as of the date the option with respect to such stock was granted.

SECTION 5

Terms and Conditions of Stock Options

     Stock options granted under the Plan shall be subject to the following terms and conditions:

          (A) The purchase price at which each stock option may be exercised (the "option price") shall be such price as the Committee, in its discretion, shall determine but (i) in the case of an incentive stock option generally, shall not be less than one hundred percent (100%) of the fair market value per share of Common Stock which may be acquired pursuant to the stock option on the date of grant, and (ii) in the case of an incentive stock option granted to an employee who, immediately prior to such grant, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation or any Subsidiary (or parent corporation) (a "Ten Percent Employee"), the option price shall not be less than 110% of such fair market value on the date of grant. For purposes of this Section 5(A), the fair market value of the Common Stock shall be determined as provided in Section 5(H) below.
Also, for purposes of this Section 5(A), an individual (i) shall be considered as owning not only shares of the Common Stock owned individually, but also all shares that are at the time owned, directly or indirectly, by or for the spouse, ancestors, lineal descendants and brothers and sisters (whether by the whole or half blood) of such individual and (ii) shall be considered as owning proportionately any shares owned, directly or indirectly, by or for any corporation, partnership, estate or trust in which such individual shall be a stockholder, partner or beneficiary.

          (B) The option price shall be payable in full in any one or more of the following ways:

               (i)  in cash; and/or

               (ii) subject to any conditions imposed by the Committee, in shares of the Common Stock (which (a) are owned by the optionee free and clear of all liens and other encumbrances and which are not subject to the restrictions set forth in Section 7 below, and (b) if such shares were acquired through the exercise of an incentive stock option, the holding period requirements of Section 422(a) of the Code are satisfied) having a fair market value on the date of exercise of the stock option, determined as provided in
Section 5(H), equal to the option price for the shares being purchased.

     If the option price is paid in whole or in part in shares of Common Stock, any portion of the option price representing a fraction of a share shall be paid in cash. The date of exercise of a stock option shall be determined under procedures established by the Committee, and the option price shall be payable at such time or times as the Committee, in its discretion, shall determine. No shares shall be issued or delivered upon exercise of a stock option until full payment of the option price has been made. When full payment of the option price has been made and subject to the restrictions set forth in Section 7, the optionee shall be considered for all purposes to be the owner of the shares with respect to which payment has been made. Payment of the option price with shares shall not increase the number of shares of Common Stock which may be issued or delivered under the Plan as provided in Section 3.

     In addition, the Committee may, from time to time, permit and provide for the exercise of options through brokers, at an optionee's election, in accordance with federal law governing such exercises, including related short-term loans necessary to facilitate the same.

       (C) Subject to Section 8 hereof, stock options may be exercised under the vesting schedules established by the Committee. No incentive stock option shall be exercisable after the expiration of ten years (five years in the case of a Ten Percent Employee) from the date of grant. No non-statutory stock option shall be exercisable after the expiration of ten years and six months from the date of grant. Subject to this Section 5(C) and Sections 5(F), 5(G) and 5(H) below, stock options may be exercised at such times, in such amounts and subject to such restrictions as shall be determined, in its discretion, by the Committee.

       (D) No stock option rights shall be transferable by an optionee other than by will, or if an optionee dies intestate, by the laws of descent and distribution of the state of domicile of the optionee at the time of death, and all stock options shall be exercisable during the lifetime of an optionee only by the optionee; provided, however, that the Committee may permit the limited transferability of non-statutory stock options in accordance with Internal Revenue Service and Securities and Exchange Commission guidelines from time to time in effect.

       (E) Unless otherwise determined by the Committee and set forth in the stock option agreement referred to in Section 5(G) or an amendment thereto:

               (i) If the employment of an optionee who is not a Disabled Optionee (as defined in Section 5(F) below) is voluntarily terminated with the consent of the Corporation or a Subsidiary, any then outstanding stock option held by such optionee shall be exercisable (to the extent exercisable on the date of termination of employment) by such optionee at any time prior to the earlier of the expiration date of such stock option or the date which is three months after the date of termination of employment;

               (ii) If an optionee retires under any retirement plan of the Corporation or a Subsidiary specified by the Committee, any then outstanding stock option held by such optionee shall be exercisable in full (whether or not so exercisable on the date of termination of employment) by such an optionee at any time prior to the earlier of the expiration date of such stock option or the date which is three months after the date of termination of employment;

               (iii) If the employment of an optionee who is a Disabled Optionee is terminated, any then outstanding stock option held by such optionee shall be exercisable in full (whether or not so exercisable on the date of termination of employment) by the optionee at any time prior to the earlier of the expiration date of such stock option or the date which is one year after the date of termination of employment;

            (iv) The following transfers of employees will not be treated as a termination of employment:

                    (a) A transfer of an employee between Subsidiaries of the Corporation;

                    (b) A transfer of an employee from the Corporation to one of its Subsidiaries; or

                    (c) A transfer of an employee to the Corporation from one of its Subsidiaries.

               (v) Following the death of an optionee during employment, any outstanding stock option held by the optionee at the time of death shall be exercisable in full (whether or not so exercisable on the date of the death of the optionee) by the person or persons entitled to do so under the will of the optionee, or, if the optionee shall fail to make testamentary disposition of the stock option or shall die intestate, by the legal representative of the optionee, at any time prior to the expiration date of such stock option or within one year after the date of death, whichever is the shorter period. Following the death of an optionee after termination of employment during a period when a stock option is exercisable as provided in clauses (i), (ii) and
(iii) above, any outstanding stock option held by the optionee at the time of death shall, to the extent the stock option was exercisable by the optionee at the time of death, be exercisable by such person or persons as would have been so entitled had the employee died prior to the termination of employment, so long as such exercise occurs prior to the earlier of the expiration date of such stock option or the date which is one year after the date of death.

          (F) If the employment of an optionee terminates for any reason other than voluntary termination with the consent of the Corporation or a Subsidiary, disability, retirement under any specified retirement plan of the Corporation or a Subsidiary, or death, the rights of such optionee under any then outstanding stock option shall terminate at the time of such termination of employment. In addition, the Committee may in its discretion immediately terminate all stock options held by the optionee if an optionee (i) engages in the operation or management of a business, whether as owner, partner, officer, director, employee or otherwise and whether during or after termination of employment, which is in competition with the Corporation or any of its Subsidiaries; (ii) uses for his own benefit or discloses to a third party information pertaining to the Corporation or any of its Subsidiaries which the Corporation or its Subsidiaries consider to be confidential; or (iii) interferes with the relationship between the Corporation or a Subsidiary and its employees, suppliers or customers.

   "Disabled Optionee" shall mean an individual who is unable to engage in any substantial gainful activity by reason of any medically determinable physical
 or
mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

     Whether termination of employment is a voluntary termination with the consent of the Corporation or a Subsidiary; whether an optionee is a Disabled Optionee; whether an optionee has engaged in the operation or management of a business which is in competition with the Corporation or any of its Subsidiaries; whether an optionee uses for his own benefit or discloses to a third party information pertaining to the Corporation or any of its Subsidiaries which is confidential; and whether an optionee has interfered with the relationship between the Corporation or a Subsidiary and its employees, suppliers or customers shall be determined in each case by the Committee, whose determination shall be final and binding unless such determination is demonstrably arbitrary and capricious.

        (G) All stock options shall be confirmed by a stock option agreement, or an amendment thereto, which shall be executed by the Chief Executive Officer, the President (if other than the Chief Executive Officer) or any Executive Vice President on behalf of the Corporation and by the employee to whom such stock options are granted.

          (H) Fair market value of the Common Stock, so long as the Common Stock trades in the Over-the-Counter market or on a stock exchange, shall be computed by taking the mean between the highest and lowest selling prices per share of the Common Stock as quoted in such reliable publication as the Committee, in its discretion, may choose to rely upon, on the date an option is granted (or any other relevant measurement date) or, if no trade occurs on such date, the immediately preceding date on which a trade did occur.

     If at any time the Common Stock does not trade in the Over-the-Counter market or on a stock exchange, the fair market value of the Common Stock shall be determined by an independent and experienced appraiser which is selected by the Committee. Fair market value shall be determined without regard to any restriction applicable to the Common Stock other than a restriction which, by its terms, will never lapse.

          (I) The obligation of the Corporation to issue or deliver shares of the Common Stock under the Plan shall be subject to (i) the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "1933 Act"), with respect to such shares, if deemed necessary or appropriate by counsel for the Corporation, (ii) the condition that the shares shall have been listed (or authorized for listing upon official notice of issuance) upon each stock exchange on which such shares may then be listed and (iii) all other applicable laws, regulations, rules and orders which may then be in effect; provided, however, that if the Company Stock shall be delisted from all national stock exchanges and/or deregistered in accordance with the provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Corporation shall have the obligation to issue and deliver shares of Common Stock under the Plan upon the exercise of any then outstanding stock option.

     Subject to the foregoing provisions of this Section 5 and the other provisions of the Plan, any stock option granted under the Plan shall be subject to such other terms and conditions as the Committee shall deem advisable.

     For purposes of administering stock options granted pursuant to the last sentence of the purpose paragraph of this Plan document, past service credit with the Corporation's present parent corporation and its affiliates shall be given for vesting purposes. The vesting and exercise rights of optionees who remain employees of the Corporation's present parent corporation and its affiliates (other than the Corporation and a Subsidiary) shall be determined by reference to their employment (and termination thereof) with such parent corporation and affiliates. To the extent the terms of this Plan document permit option terms more favorable than those under the USBANCORP, INC. 1991 Stock Option Plan, the terms of the options described in this paragraph shall not include such more favorable terms.

SECTION 6

Adjustment and Substitution of Shares

   If a dividend or other distribution shall be declared upon the Common Stock payable in shares of Common Stock, the number of shares of Common Stock then subject to any outstanding stock option and the number of shares which may be issued or delivered under the Plan but are not then subject to an outstanding stock option shall be adjusted by adding thereto the number of shares which would have been distributable thereon if such shares had been outstanding on the
date fixed for determining the stockholders entitled to receive such stock dividend or distribution.

     If the outstanding shares of Common Stock shall be changed into or exchangeable for a different number or kind of shares of stock or other securities of the Corporation or another corporation, whether through reorganization, reclassification, recapitalization, stock split-up, reverse stock split-up, combination of shares, merger or consolidation, then there shall be substituted for each share of Common Stock subject to any then outstanding stock option and for each share of Common Stock which may be issued or delivered under the Plan but is not then subject to an outstanding stock option, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share shall be exchangeable.

     In the case of any adjustment or substitution as provided for in this
Section 6, the aggregate option price for all shares subject to each then outstanding stock option prior to such adjustment or substitution shall be the aggregate option price for all shares of stock or other securities (including any fraction) to which such shares shall have been adjusted or which shall have been substituted for such shares. Any new option price per share shall be carried to at least three decimal places with the last decimal place rounded upwards to the nearest whole number.

     No adjustment or substitution provided for in this Section 6 shall require the Corporation to issue or sell a fraction of a share or other security. Accordingly, all fractional shares or other securities which result from any such adjustment or substitution shall be eliminated and not carried forward to any subsequent adjustment or substitution, unless otherwise provided by the Committee.

     If any such adjustment or substitution provided for in this Section 6 requires the approval of stockholders in order to enable the Corporation to grant incentive stock options, then no such adjustment or substitution shall be made without prior stockholder approval. Notwithstanding the foregoing, in the case of incentive stock options, if the effect of any such adjustment or substitution would be to cause the stock option to fail to continue to qualify as an incentive stock option or to cause a modification, extension or renewal of such stock option within the meaning of Section 424 of the Code, the Committee may elect that such adjustment or substitution not be made but rather shall use reasonable efforts to effect such other adjustment of each then outstanding stock option as the Committee in its sole discretion shall deem equitable and which will not result in any disqualification, modification, extension or renewal (within the meaning of Section 424 of the Code) of such incentive stock option.

     All share adjustments made pursuant to this section shall result in a correlative adjustment to the authorized shares in Section 3.

SECTION 7

Restrictions on Transfer of Certain Shares

     Shares of Common Stock acquired under exercise of an option pursuant to
Section 5(B) by a person then subject to the provisions of Section 16 of the Exchange Act shall not be sold or otherwise transferred prior to the expiration of the six months after the date of the grant of the option. The Corporation is authorized to (i) retain the certificate(s) representing such shares or place such certificates in the custody of its transfer agent, (ii) place a restrictive legend on such shares, and/or (iii) issue a stop transfer order to the transfer agent with respect to such shares in order to enforce the transfer restrictions of this Section.

SECTION 8

Acceleration of the Exercise Date of Stock Options

     Notwithstanding any other provision of this Plan, all stock options shall become exercisable upon the occurrence of any of the events listed below, whether or not such options are then exercisable under the provisions of the applicable agreements relating thereto:

          (A) Stock option rights shall be exercisable during any one or more of the following periods:

               (i) for a period of 60 days beginning on the date on which shares of Common Stock are first purchased pursuant to a tender offer or exchange offer (other than such an offer by the Corporation or a Subsidiary) (or an employee benefit plan or either), whether or not such offer is approved or opposed by the Corporation or a Subsidiary and regardless of the number of shares of Common Stock purchased pursuant to such offer;

               (ii) for a period of 60 days beginning on the date the Corporation acquires knowledge that any person or group deemed a person under
Section 13(d)(3) of the Exchange Act, in a transaction or series of transactions, shall become the beneficial owner, directly or indirectly (with beneficial ownership determined as provided in Rule 13d-3, or any successor rule, under the Exchange Act), of securities of the Corporation entitling the person or group to 24.99% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the Corporation would be entitled if the election of directors were an election held on such date;

               (iii) for a period of 60 days beginning on the date of filing under the Exchange Act of a Statement on Schedule 13D, or any amendment thereto, by any person or group deemed a person under Section 13(d)(3) of the Exchange Act, disclosing an intention or possible intention to acquire or change control of the Corporation;

               (iv) for a period of 60 days beginning on the date, during any period of two consecutive years, when individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the shareholders of the Corporation, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period; and

             (v) for a period of 60 days beginning on the date of approval by the shareholders of the Corporation of an agreement (a "reorganization agreement") providing for (a) the merger or consolidation of the Corporation with another corporation where the shareholders of the Corporation, immediately prior to the merger or consolidation, will not beneficially own, immediately after the merger or consolidation, shares of the corporation issuing cash or securities in the merger or consolidation entitling such shareholders to 40% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of such corporation would be entitled in the election of directors or where the members of the Board of directors of the Corporation, immediately prior to the merger or consolidation, do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (b) the sale or other disposition of all or substantially all the assets of the Corporation.

SECTION 9

Effect of the Plan on the Rights of Employees and Employer

     Neither the adoption of the Plan nor any action of the Board or the Committee pursuant to the Plan shall be deemed to give any employee any right to be granted a stock option under the Plan and nothing in the Plan, in any stock option granted under the Plan or in any stock option agreement shall confer any right upon any employee to continue in the employment of the Corporation or any Subsidiary or diminish in any way the right of the Corporation or any Subsidiary to terminate the employment of any employee at any time. The granting of a stock option shall impose no obligation upon the Optionee to exercise such option.

SECTION 10

Amendment

  The right to alter and amend the Plan at any time and from time to time and the right to revoke or terminate the Plan are hereby specifically reserved to the Board; provided always, that no such revocation or termination shall terminate any outstanding stock option theretofore granted under the Plan; and provided further, that no such alteration or amendment of the Plan shall, without prior stockholder approval, (a) increase the total number of shares which may be issued under the Plan, (b) make any change in the class of eligible employees or (c) make any other change that requires such approval for favorable or desirable treatment under tax, securities or other applicable laws. No alteration, amendment, revocation or termination of the Plan shall, without the written consent of the holder of a stock option theretofore granted under the Plan, adversely affect the rights of such holder with respect to such stock option.

SECTION 11

Effective Date and Duration of Plan

     The effective date and date of adoption of the Plan shall be February 24, 2000 (the "Effective Date"), the date of adoption of the Plan by the Board, provided that such adoption of the Plan by the Board is approved by the affirmative vote of the holders of at least a majority of the outstanding shares of Common Stock at a meeting of such holders duly called, convened and held within one year of the Effective Date, or by written consent in lieu of a meeting. Notwithstanding any provision of the Plan to the contrary (except for options granted under the purpose paragraph of this Plan document set forth above), no stock option granted under the Plan prior to such shareholder approval may be exercised until after such approval. No stock option may be granted under the Plan subsequent to February 23, 2010.

   Notwithstanding the preceding provisions of this Section, in the event this Plan document is resubmitted to the Corporations' Shareholders for approval at a later date in accordance with the provisions of 162(m) of the Code, the failure to secure such approval shall not adversely affect or otherwise result in the cancellation of options described in the last sentence of the purpose paragraph of this Plan document set forth above.

SECTION 12

Application of Funds

     The proceeds received by the Corporation for the sale of the Common Stock pursuant to exercise of stock options shall be used for general corporate purposes.

SECTION 13

Reservation of the Stock

  The grant of stock options to employees hereunder shall not be construed to constitute the establishment of a trust of the Common Stock issuable pursuant to such stock options, and no particular Common Stock shall be identified as optioned and reserved for employees hereunder. The Corporation shall be deemed to have complied with the terms of the Plan if, at the time of issuance and delivery pursuant to the exercise of a stock option, it has a sufficient number of shares of the Common Stock authorized and unissued or in its treasury which may then be appropriated and issued for purposes of the Plan, irrespective of the date when such Common Stock was authorized.

SECTION 14

Governing Law

     Except to the extent pre-empted by federal law, the Plan and all determinations and actions taken pursuant thereto shall be governed by the domestic internal laws of the Commonwealth of Pennsylvania and construed in accordance therewith.