Form 10-Q
period 2000-06-30
THREE RIVERS BANCORP INC
filed 2000-08-14
CIK 1103585

UNITED STATES
           	SECURITIES AND EXCHANGE COMMISSION
	               Washington, D.C. 20549

                       	FORM 10-Q

                     	 (Mark One)

 		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the period ended                         June 30, 2000

Transaction Report Pursuant to Section 13 or 15(d) of
          		the Securities Exchange Act of 1934

For the transaction period from                to                 __

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

                         Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at August 1, 2000
Common Stock, par value $0.01 		            6,674,213 per share

                       	THREE RIVERS BANCORP, INC.

                               	INDEX

                                                       Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.Quarterly Financial Statements

 		Consolidated Balance Sheets -
June 30, 2000, December 31, 1999,
and June 30, 1999                                          	3

Consolidated Statements of Income -
Three and Six Months Ended June 30, 2000,
and 1999                                                   	4

Consolidated Statement of Changes
in Stockholders' Equity -
Six Months Ended
June 30, 2000                                              	6

Consolidated Statements of Cash Flows -
Six Months Ended
June 30, 2000, and 1999	                                    7

Notes to Consolidated Financial
Statements	                                                 8

	Item 2. Management's Discussion and Analysis
of Consolidated Financial Condition
 and Results of Operations                                	19

PART II.	OTHER INFORMATION:

 Item 6. Exhibits and Reports on Form 8-K                 	34

                      	THREE RIVERS BANCORP, INC.
                     	CONSOLIDATED BALANCE SHEETS
                           	(In thousands)

                                       June 30,  			December 31,		June 30,
		                                     2000			      1999		        2000
                                      	(Unaudited)			             (Unaudited)
ASSETS
Cash and due from banks	               $	17,656	    $	24,228	      	21,052
Investment securities:
  Available for sale                   	453,476     	522,264      	382,599
Held to maturity (estimated fair value
of $139,734 on June 30, 1999)	                - 	          - 	     142,049
Loans held for sale	                          -          	59            	5
Loans                                  	477,069     	479,761      	459,389
Less:   Unearned income                     	45	          58 	          77
  Allowance for loan losses		             5,064		      5,021		       5,590
  Net loans	                            471,960     	474,682      	453,722
Premises and equipment, net              	5,145       	5,495        	5,358
Accrued income receivable	                6,976  	     7,504        	7,325
Goodwill and core deposit intangibles	    2,640 	      2,838     	   3,035
Bank owned life insurance	               12,699	      12,411    	   12,136
Other assets	                            17,137 	     16,255 	       7,732
Net assets of mortgage banking operations
   	                                          -	     	10,426	      	10,652
   TOTAL ASSETS	                      $	987,689	 $	1,076,162	  $	1,045,665

LIABILITIES
Non-interest bearing deposits	         $	86,687	    $	84,643	     $	80,979
Interest bearing deposits		             523,504		    488,052		     482,510
		Total deposits		                      610,191		    572,695	     	563,489
Federal funds purchased and
securities sold under
agreements to repurchase	                20,650 	     10,000       	20,136
Other short-term borrowings              	4,000      	16,150       	26,250
Advances from Federal Home Loan Bank   	294,876     	409,876      	359,876
Long-term debt	                          	1,962	      	2,368	       	2,965
Total borrowed funds                  		321,488    		438,394	     	409,227
Other liabilities		                      10,289	      	9,280	      	11,129
   TOTAL LIABILITIES	                  	941,968  		1,020,369     		983,845

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
 5,000,000	shares authorized;
 no shares issued	or outstanding	             -	           -	            -
Common stock, par value $.01 per share;
	20,000,000 shares authorized;
 6,674,213	shares issued and outstanding
 at June 30, 2000;                          	67	       2,015	        2,015
	not applicable to prior periods
Surplus	                                 22,479	      20,454	       20,454
Retained earnings	                       40,147	      50,500	       49,037
Accumulated other comprehensive income		(16,972)		   (17,176)		     (9,686)
	TOTAL STOCKHOLDERS' EQUITY		            45,721     		55,793      		61,820
			TOTAL LIABILITIES AND
		STOCKHOLDERS' EQUITY	               $	987,689	  $	1,076,162	 $	1,045,665

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
	CONSOLIDATED STATEMENTS OF INCOME
	(In thousands, except share and per share data)
         Unaudited

            	                         	Three Months Ended		Six Months Ended
		                                          June 30,	         		June 30,
		                                     2000			   1999			    2000 		 	1999
INTEREST INCOME
   Interest and fees on loans:
         Taxable                      	$	9,559	  $	9,384	  $	19,107	$	18,597
         Tax exempt             	          193     	 121	       372	     231
   Deposits with banks                       4         4        	 9      	12
   Investment securities:
      Available for sale                	7,629   	 5,636    	15,997  	10,670
      Held to maturity                     		-   		2,399	        	-	  	4,871
          Total Interest Income         17,385  	 17,544   	 35,485  	34,381

INTEREST EXPENSE
 	Deposits                            	  5,568	    4,875  	  10,642	   9,713
   	Federal funds purchased and
    securities sold under agreements
    to repurchase                          316	      252    	   605	     490
   	Other short-term borrowings           	449	      505	       916   	  801
   	Advances from Federal Home Loan
         Bank                            4,307	    4,313  	   9,433  	 8,447
  	Long-term debt                         		49		      73 		     104		    138
Total Interest Expense                 	10,689	  	10,018   		21,700	 	19,589
NET INTEREST INCOME                      6,696	    7,526 	   13,785	  14,792
	Provision for loan losses               		150      		75      		300    		150
NET INTEREST INCOME AFTER PROVISION FOR
   	LOAN LOSSES                       	  6,546	    7,451	    13,485	  14,642

NON-INTEREST INCOME
   	Trust fees                              75       256	       150    	 511
   	Net realized gains (losses) on
     investment securities                   1	      138	      (501)   	 253
   	Net realized gains (losses) on loans
     held for sale                       	  15	       (7)       	 1	     (13)
   	Wholesale cash processing fees       	 145	      143    	   265	     318
   	Service charges on deposit accounts    489	      467	       931   	  925
   	Bank owned life insurance            	 142   	   140	       288     	277
   	Other income                         		313		     360		      669		    704
         Total Non-Interest Income       1,180	    1,497	     1,803  	 2,975

NON-INTEREST EXPENSE
   	Salaries and employee benefits    	  2,416  	  2,371	     4,928	   4,685
   	Net occupancy expense              	   443  	    479     	  978	     971
   	Equipment expense                     	434	      397	       842	     723
   	Professional fees                   	  280   	   313     	  547	     604
   	Supplies, postage, and freight       	 256	      233	       520	     498
   	Miscellaneous taxes and insurance      183	      105       	348     	272
   	FDIC deposit insurance expense      	   30	       49	        58	      99
   	Amortization of goodwill and core
     deposit intangibles                  	 99	       98  	     198	     179
   	OREO expense                          	534      		26	     1,366      	30
   	Spin-off costs	                        319	        -	       777	       -
   	Other expense                        		971   		1,194    		1,992  		2,348
         Total Non-Interest Expense   	$	5,965  	$	5,265  	$	12,554	$	10,409

	CONTINUED ON NEXT PAGE

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
CONTINUED FROM PREVIOUS PAGE
(In thousands, except per share data)
    Unaudited
                                  		Three Months Ended			Six Months Ended
		                                        June 30,	       		June 30,
                                  		2000	   		1999	    		2000	   		1999
INCOME BEFORE INCOME TAXES	         $	1,761	  $	3,683	   $	2,734	  $	7,208
   Provision for income taxes         		501   		1,095       		24   		2,145
INCOME FROM CONTINUING OPERATIONS   	 1,260	    2,588	     2,710	    5,063

(Loss) income from discontinued
 mortgage banking
 operations, net of income taxes        		-	    	(115)    		(267)	   	197
NET INCOME                         	$	1,260  	$	2,473	   $	2,443	 $	5,260

PER COMMON SHARE DATA:
	Basic:
		Income from continuing operations 	$	0.19	   $	0.39	    $	0.41	  $	0.76
		Net income		                         0.19		    0.37		     0.37		   0.79
		Average shares outstanding	     6,669,754	6,654,148 	6,669,754 	6,688,345
	Diluted
		Income from continuing operations 	$	0.19	   $	0.39	    $	0.41	  $	0.75
		Net income                          	0.19	     0.37	      0.37	    0.78
		Average shares outstanding     	6,670,513	6,713,407 	6,670,513	 6,756,975
	Cash dividends declared	              0.12      	N/A      	0.12     	N/A

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	(In thousands)
	Unaudited

                                                        	      Accumulated
			                                                           	Other
                         	Preferred  Common	          Retained	Comprehensive
                        		Stock			   Stock		 Surplus		Earnings	Income		     	Total
Balances, January 1,	2000	    $	-	   $	2,015	$	20,454	$	50,500	$	(17,176)	   $	55,793

Effect of spin-off from
	USBANCORP, Inc.	              	-		   (1,948) 		1,948       	-		       -		          -
Elimination of equity from
	discontinued mortgage
	banking operation		            -	        	-	      	-		(10,159)      		-		    (10,159)
Stock options exercised
	(9,842 shares)	               	-	        	-	     	77	      	-	       	- 		        77
Net Income		                    -		        -		      -		  2,443		       -		      2,443
Dividends declared		            -		        -		      -	 	(2,637)		      -		     (2,637)
Other comprehensive	income
 (loss), net	of tax		           -		        -		      -		      -		     204		        204
Balance, June 30,	2000	       $	-	      $	67 $	22,479	$	40,147	$	(16,972)	   $	45,721

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands)
	Unaudited

                                                      	Six Months Ended
		                                                         June 30,
                                                     		2000	   		1999
OPERATING ACTIVITIES
Net Income                                            	$   2,443	$    5,260
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan losses	                                   300      	 150
Depreciation and amortization expense                       	426     	  426
Amortization expense of goodwill and core deposit
intangibles                                                 	198       	180
Net (accretion) amortization of investment securities      	(178)	      763
Net realized losses (gains) on investment securities	        501	      (253)
Net realized (gains) losses on loans sold                    	(1)	       13
Decrease (increase) in accrued income receivable	            528   	   (307)
Decrease in accrued expense payable	                        (214)	     (326)
	Net increase in other assets	                              (754)	     (323)
	Net increase in other liabilities	                          232	     1,676
Net cash provided by operating activities	                 3,481 	    7,259

INVESTING ACTIVITIES
Purchases of investment securities and other
  short-term investments - available for sale           	(10,817)	 (462,432)
Purchases of investment securities and other
  short-term investments - held to maturity                   	-	   (13,720)
Proceeds from maturities of investment securities and
   other short-term investments - available for sale	     21,648   	257,177
Proceeds from maturities of investment securities and
   other short-term investments - held to maturity	            - 	   21,231
Proceeds from sales of investment securities and
   other short-term investments - available for sale	     57,956   	133,664
Long-term loans originated                             	 (38,035) 	 (90,159)
Principal collected on long-term loans                   	30,718    	98,224
Loans sold or participated	                                9,994       	293
Net (increase) decrease in credit card receivable
   and other short-term loans                              	(195)	    1,001
Net cash received from branch transaction                     	-	    10,762
Purchases of premises and equipment	                        (327)    (1,371)
Proceeds from sale of premises and equipment	                251	       101
Net cash provided by (used in) investing activities	      71,193 	  (45,229)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	                      37,496   	(10,400)
Net (decrease) increase in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings	                       (1,500)	    2,070
Net principal (paydowns) of advances
   from Federal Home Loan Bank     	                    (115,000)   	49,985
Principal borrowings on long-term debt	                        -     	2,900
Repayments of long-term debt                               	(406)	        -
Cash dividends paid	                                      (1,836)	   (4,149)
Net cash (used in) provided by financing activities	     (81,246) 	  40,406

NET CHANGE IN CASH EQUIVALENTS	                           (6,572)	    2,436

CASH EQUIVALENTS AT JANUARY 1                         	   24,228 	   18,616

CASH EQUIVALENTS AT JUNE 30	                            $ 17,656 	 $ 21,052

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

On April 1, 2000, USBANCORP, Inc. executed its approved Board of Directors plan to split it's banking subsidiaries into two separate publicly traded companies and Three Rivers Bancorp, Inc. ("Three Rivers Bancorp, Inc." or "the Company") was formed. On this date, Three Rivers Bank was spun-off from USBANCORP, Inc. and into the Company.

Under the tax-free spin-off plan, 100% of the shares of Three
Rivers Bancorp, Inc., were distributed as a dividend to the shareholders of USBANCORP as a 1 for 2 stock dividend based on their existing USBANCORP ownership. Standard Mortgage Company ("SMC"), a mortgage banking company, a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the USBANCORP prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off of SMC, on April 1, 2000, total assets and equity at Three Rivers Bank decreased by $10,159,000, the net equity of SMC.

For the spin-off of Three Rivers Bank to be considered "tax-free", USBANCORP, Inc. petitioned to and received from the Internal Revenue Service a private letter ruling. This private letter ruling contains certain commitments on the part of the Company including no change in control for a two year period and a requirement to raise capital within one year after the spin-off. The requirement to raise capital could include issuing capital stock in connection with a business combination.

2.   Basis of Presentation

The consolidated financial statements include the accounts of Three Rivers Bancorp, Inc. and its wholly-owned subsidiary, Three Rivers Bank and Trust Company ("Three Rivers Bank"). Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's annual financial statements for the year ended December 31, 1999, filed with the Securities and Exchange Commission as part of Three Rivers Bancorp, Inc.'s Form 10 filing.

Basic earnings per share includes, only the weighted average common shares outstanding. Diluted earnings per share includes, the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company's results will be included in the consolidated federal income tax return of USBANCORP, Inc. through March 31, 2000. For the portion of the year beginning April 1, 2000, the Company will file its own consolidated federal income tax return with the Internal Revenue Service. The Company made payments to USBANCORP, Inc. for federal income taxes of $1,382,000 in the first three months of 2000 as compared to $1,534,000 for the first six months of 1999. During the second quarter 2000, the Company made payments totaling $575,000 for federal income taxes. Total interest expense paid amounted to $21,895,000 in 2000's first six months compared to $20,298,000 in the same 1999 period.

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

                                    		Three Months Ended   Six Months Ended
 			                                        	June 30,        			June 30,
	                                      2000  	   1999      2000   	    1999
Net income                           	 $1,260 	 $2,473	    $2,443  	$ 5,260

Other comprehensive income, before tax:

Unrealized holding gains (losses) on
  investment securities             	     16	 (12,393)      	(187) 	(10,956)
Less: reclassification adjustment for
   gains (losses) included in net income   1      138  	     (501)      253
Other comprehensive income (loss)
   before tax      	                      15  (12,531)        314  	(11,209)
Income tax expense (credit) related
   to items of other comprehensive
   income                      	           5	  (4,386)        110	   (3,922)
Other comprehensive income (loss),
   net of tax        	                    10	  (8,145) 	      204 	  (7,286)
Comprehensive income          	     $  1,270  $(5,672)	    $2,647 	$ (2,026)


4.   Investment Securities

Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).
 These available for sale securities are reported at estimated fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholders' equity on a net of tax basis. The change in the estimated fair value of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital.

 The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold. The book and estimated fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

                                      			 June 30, 2000
                                         	Gross 	     Gross       Estimated
                               	Book     	Unrealized 	Unrealized  Fair
	                               Value     Gains	      Losses	     Value
  U.S. Treasury	                $  5,004	 $        - 	$     (7)  	$    4,997
  U.S. Agency                    	18,066	          -	   (1,058)	      17,008
  State and municipal  	          31,316	          2	   (2,667)      	28,651
  U.S. Agency mortgage-backed
     securities                 	390,864	         17	  (21,255)     	369,626
  Other securities<F1>	           34,559	          1	   (1,366)	      33,194
    Total                      	$479,809	$        20	$ (26,353)    	$453,476

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 2000, 98.0% of the portfolio was rated "AAA" compared to 94.2% at June 30, 1999. Approximately 1.6% of the portfolio was rated below "A" or unrated on June 30, 2000.

5.	Loans and Loans Held for Sale

The loan portfolio of the Company consists of the following
(in thousands):

                                June 30       December 31      June 30
	                                	2000	        		1999         			1999

     Commercial               	$ 55,871	      $ 45,861	      $ 45,073
     Commercial loans secured
        by real estate 	         207,030	       207,067	       178,901
     Real estate - mortgage	     186,997	       193,850	       205,880
     Consumer	                    27,171	        33,042   	     29,540
        Loans	                   477,069	       479,820	       459,394
     Less:  Unearned income	          45	            58	            77
     Loans, net of unearned
        income	                $ 477,024	     $ 479,762	     $ 459,317

Real estate-construction loans were not material at these presented dates and comprised 2.6% of total loans net of unearned income at June 30, 2000. The Company has no credit exposure to foreign countries or highly leveraged transactions.

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

  the application of formula driven reserve allocations for certain higher risk commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

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

  the application of formula driven reserve allocations is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

	After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the allowance and establish the provision level for the next quarter.
The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements and provides appropriate support for accounting purposes.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within each calendar year. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                   		Three Months Ended  	Six Months Ended
                                         		June 30,        			June 30,
			                                   2000		    	1999			   2000			    1999
Balance at beginning of period   	  $ 5,027 	 $  6,235 	 $ 5,021 	  $ 6,104
Charge-offs:
     Commercial                   	      26 	      677 	     184     	  677
     Real estate-mortgage             	  79      	 177	      146      	 177
     Consumer   	                        40         24 	      52         38
     Total charge-offs  	               145        878       382        892

Recoveries:
     Commercial  	                        1    	   144    	   14 	      200
     Real estate-mortgage            	   29 	        7 	      98 	       15
     Consumer     	                       2 	        7        13         13
     Total recoveries  	                 32 	      158       125 	      228

Net charge-offs 	                       113 	      720      	257      	 664
Provision for loan losses   	           150 	       75       300 	      150
Balance at end of period   	        $ 5,064 	 $  5,590	 $  5,064  	 $ 5,590

As a percent of average loans,
     net of unearned income:
     Annualized net charge-offs    	  0.10%	     0.62%	    0.11%	     0.29%
     Annualized provision for
     loan losses                    	 0.13%    	 0.07%   	 0.13% 	    0.06%
Allowance as a percent of loans,
     net of unearned income
     at period end                  	 1.06%   	  1.22% 	   1.06% 	    1.22%
Total classified loans           	 $11,366  	 $16,259 	 $11,366 	  $16,259


7.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $633,000 at June 30, 2000, and $7,286,000 at June 30, 1999, being specifically identified as impaired and a corresponding allocation reserve of $50,000 at June 30, 2000, but no reserve at June 30, 1999. The average outstanding balance for loans being specifically identified as impaired was

$604,000 for the first six months of 2000 compared to $4,578,000 for the first six months of 1999. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first six months of 2000 or 1999.

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

                      		June 30, 2000			December 31, 1999			June 30, 1999
		                           Percent of		       Percent of		      Percent of
		                           Loans in 		        Loans in 		       Loans in
		                           Each 		            Each 		           Each
		                           Category 		        Category 	 	      Category
                      Amount	to Loans 	  Amount	to Loans  	Amount	to Loans
Commercial	         $    425   	11.7%   	$ 914	     9.6%	  $  249	    9.8%
Commercial
  loans secured
  by real estate	      2,005	   43.4    	1,285	    43.2    	1,182	   39.0
Real Estate -
  mortgage	              260	   39.2      	519	    40.4      	575	   44.8
Consumer	                169   	 5.7      	185    	 6.8      	208   	 6.4
Allocation to
  general risk  	      2,205	      -     2,118	       -     3,376	      -

     Total	          $ 5,064   100.0%	 $ 5,021	   100.0%	 $ 5,590	  100.0%

Although real estate-mortgage loans comprise approximately 39% of the Company's total loan portfolio, only $260,000 or 5.1% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At June 30, 2000, management of the Company believes the allowance for loan losses is adequate to cover estimated losses within the Company's loan portfolio. Although the allowance is allocated to specific components of the loan portfolio, it is available to cover any losses regardless of the component of the loan portfolio.

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

                               June 30        	December 31        June 30
		                              2000        		    1999       		     1999
Non-accrual loans	    	        $  1,825		      $ 2,056          		$ 9,052
Loans past due 90
   days or more		                   805          		154  		            316
Other real estate owned		         5,021	      	  6,866  	        	    287
Total non-performing assets	  	$ 7,651		       $ 9,076          		$ 9,655

Total non-performing
   assets as a percent
   of loans, net
   of unearned income,
   and other real estate owned    	1.62%       		1.92%            		2.10%

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

                                	 	Three Months Ended 		Six Months Ended
                                        		June 30,	          		June 30,
                                   	2000      	 1999	     2000      	1999
Interest income due in accordance
   with original terms	             $    15	   $     7	  $    27	   $   26
Interest income recorded	                (3)	       (1)	      (4)  	    (7)
Net reduction in interest income	   $    12	   $     6	  $    23	   $   19

9.  Off-Balance Sheet Hedge Instruments

     Policies

The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal banking activities. These interest rate contracts function as hedges against specific assets or liabilities in the Consolidated Balance Sheet. Unrealized gains or losses on these hedge transactions are deferred. It is the Company's policy not to terminate hedge transactions prior to expiration date.

For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of June 30, 2000, are as follows:

     Borrowed Funds Hedges

The Company, through its affiliation with USBANCORP, Inc., has entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between daily and one year are being used to fund fixed-rate agency mortgage-backed securities with durations
ranging from three to five years.   Under the swap agreements, the
Company pays a fixed-rate of interest and receives a floating-rate, which resets either monthly, quarterly, or annually. For the $40 million interest rate cap, the Company only receives payment from the counter party if the federal funds rate goes above the 5.00% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first six months of 2000 performance:

                                	 Fixed	   Floating          		Impact
	Notional	   Start	  Termination	 Rate	    Rate     Repricing	 On Interest
	Amount	     Date	   Date	        Paid	    Received	Frequency 	Expense

$30,000,000	10-25-99	10-25-00    	6.17%	   6.16%	   Quarterly	 $    1,125
	40,000,000	10-25-99	10-25-01     6.41%	   6.16%	   Quarterly	     50,406
	40,000,000  5-01-99	 4-30-00	    5.00%	   5.75%	    Monthly  	   (87,411)
					                                                          		$(35,880)

On April 30, 1999, $40 million dollar swap matured and was not replaced with any other swap agreement.

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties in the interest rate swap agreements is remote.
The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $300 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at June 30, 2000, or June 30, 1999.

10.   Goodwill and Core Deposit Intangible Assets

The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $4,000 of goodwill and $2.6 million of core deposit intangible assets on its balance sheet.
$1.4 million of this core deposit intangible was established in the first quarter of 1999 with the purchase of a branch. A reconciliation of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1999			 	$ 2,838
     Amortization expense	     			       (198)
     Balance at June 30, 2000		   	 	 $ 2,640

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

                Remaining 2000		 $     194
                      2001	 	       	  380
                      2002		           380
                      2003		        	  380
                      2004		        	  380
                2005 and after	      	 926

11.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at June 30, 2000, (in thousands, except percentages):

	Type	                	Maturing           	Amount	            Weighted
				                                                         	Average
					                                                         Rate

	Open Repo Plus		      Overnight	          $    4,000     	    7.08%

	Advances and          		2000              	  130,000	         5.11
	wholesale             		2001	                  8,876         	8.46
	repurchase            		2002	                  6,000         	7.25
	agreements     		       2005                 	50,000         	7.06
			                2010 and after	            100,000	         6.01

Total Advances and	                      		   294,876         	5.89
wholesale repurchase
agreements

Total FHLB Borrowings		                      $298,876	         5.91%

All of the above borrowings bear a fixed-rate of interest, with the only exceptions being the Open Repo Plus advances whose rate can change daily. All FHLB stock along with an interest in mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

12.  Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2000, the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2000, and 1999, as well as, December 31, 1999, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category. The table below is stated showing the proforma effect of the discontinued operations (equity has been reduced by the discontinued operations that were dividended to USBANCORP, Inc. on April 1, 2000.)

         		  	                                                    To Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
As of June 30, 2000         Actual   	 	   Adequacy Purposes Action Provisions
                            Amount   Ratio  Amount    Ratio   Amount   Ratio
		                                    	 (In thousands, except ratios)
Total Capital
(to Risk
 Weighted Assets)
Three Rivers Bancorp, Inc.  $65,117 	12.65% 	$41,175 	8.00%   $51,469 	10.00%
Three Rivers Bank           	65,669	 12.76   	41,175 	8.00    	51,469 	10.00

Tier 1 Capital (to Risk
  Weighted Assets)
Three Rivers Bancorp, Inc.  	60,053 	11.67   	20,588 	4.00	    30,881  	6.00
Three Rivers Bank   		       60,605 	11.78   	20,588	 4.00     	30,881	 6.00

Tier 1 Capital (to Average
  Assets)
Three Rivers Bancorp, Inc.  	60,053 	 6.07	   39,661 	4.00    	49,577  	5.00
Three Rivers Bank  		        60,605	  6.13   	39,661	 4.00    	49,577 	 5.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31,
1999

 ...BALANCE SHEET OVERVIEW... The Company's total consolidated assets were $988 million at June 30, 2000, compared with $1.076 billion at December 31, 1999, which represents a decrease of $88 million. During the first six months of 2000, total loans and loans held for sale remained relatively unchanged as principal paydowns paralleled loan originations for the six month period. Total investment securities decreased $68.8 million during the first six months of 2000 as a result of the Company selling $57 million from the portfolio in addition to normal principal repayments. Cash and due from banks decreased $6.6 million, or 27.1%, during the first six months of 2000. The use of this cash, combined with the proceeds from investment security sales and principal repayments as well as from increased deposits were used to reduce borrowings. The remainder of the decrease in total assets results from the dividend payment to USBANCORP, Inc. for the net assets of the Company's mortgage banking subsidiary.

Total deposits increased by $37.5 million or 6.5% since December 31, 1999 and were used to provide partial funding for the repayment of FHLB borrowings. The Company's total borrowed funds position decreased $116.9 million, or 26.7%, during the period. Total equity declined by $9.3 million due to the dividend payment to USBANCORP, Inc. of $10.2 million representing the net assets of the Company's discontinued mortgage banking subsidiary.

 .....LOAN QUALITY.....The following table sets forth information concerning Three Rivers Bancorp's loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans at a rate materially less than that of market rates: (in thousands, except percentages):

                               	       June 30   	December 31  	 June 30
                                        	2000      		1999		        1999
Total loan delinquency (past due
  30 to 89 days)                    	 $  2,975  	$  4,011     	 $  3,989
     Total non-accrual loans	            1,825     	2,056 	        9,052
     Total non-performing assets<F1>     7,651     	9,076        	 9,655
     Loan delinquency, as a percentage
        of total loans, net of unearned
        income                           	0.62%	     0.84%         	0.87%
    Non-accrual loans, as a percentage
        of total loans, net of unearned
        income                           	0.38%     	0.43%	         1.97%
     Non-performing assets, as a
        percentage of total loans,
        net of unearned income,
        and other real estate owned	      1.62%    	 1.92%	         2.10%

     <F1>Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

Between June 30, 2000, and December 31, 1999, total loan delinquency decreased $1 million, causing the delinquency ratio to decrease 22 basis points to 0.62%. Total non-performing assets decreased by $1.4 million since December 31,1999 causing the non-performing assets to total loans, net of unearned income and OREO, ratio to decrease to 1.62%. The decrease in non-performing assets is due to a $1.2 million write down during the first six months of 2000 for a property foreclosed on during the third quarter of 1999.
 This property, which represents a commercial construction project classified as other real estate owned, was written down to estimated net realizable value, and is scheduled to be sold in the third quarter of 2000.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                     	June 30 	     December 31   	June  30
	                                     2000        	     1999        1999
Allowance for loan losses	            $ 5,064  	    $ 5,021       	$ 5,590
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans, net of
     unearned income                   	1.06%	        1.05%	         1.22%
     total delinquent loans
       (past due 30 to 89 days)       170.22       	125.18       	 140.14
     total non-accrual loans	         277.48       	244.21        	 61.75
     total non-performing loans	      105.50       	 82.76        	 42.86

Since December 31, 1999, the balance in the allowance for loan losses has increased $43,000 while the balance of total loans decreased by $2.8 million. The increase in the allowance for loan losses is the result of a shift of the loan portfolio from 1-4 family mortgage loans to loans that are more commercial in nature.
 The Company's allowance for loan losses at June 30, 2000, was 277% of non-accrual loans.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

 .....PERFORMANCE OVERVIEW.....   Three Rivers Bancorp, Inc. was spun
off from USBANCORP, Inc. on April 1, 2000. Accordingly, the following results represent the first quarter in which Three Rivers Bancorp, Inc has operated as an independent company.

Under the tax-free spin-off plan, 100% of the shares of Three
Rivers Bancorp, Inc, were distributed as a dividend to the shareholders of USBANCORP as a 1 for 2 stock dividend based on their existing USBANCORP ownership. Standard Mortgage Company (SMC), a mortgage banking company and subsidiary of Three Rivers Bank, was internally dividended from Three Rivers Bank to USBANCORP prior to consummation of the Three Rivers Bank spin-off. As a result of the dividend, second quarter 2000 pre-tax results were negatively affected by $319,000 of spin-off related costs, which negatively effected after-tax earnings per share by $0.03.

The Company's income from continuing operations, exclusive of the aforementioned spin-off costs, for the second quarter of 2000 totaled $1.5 million or $0.22 per share on a diluted basis.

 The second quarter 2000 results are lower when compared with the $2.6 million or $0.39 per diluted share for the second quarter of 1999.

The Company's return on equity (ROE) averaged 11.01% for the second quarter of 2000 compared to 17.63% ROE in the second quarter of 1999.

Net interest income decreased by $830,000 or 11.0% as a result of rising interest rates causing compression in the net interest margin from 3.12% in the second quarter of 1999 to 2.80% in the second quarter of 2000. The Company's equity base has been adversely affected by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio as well as from the reduction due to the dividend of the mortgage banking subsidiary on April 1, 2000. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                   Three Months Ended    Three Months Ended
                                     June 30, 2000     	    June 30, 1999
  Income from continuing operations    	 $ 1,260           	$ 2,588
 Diluted earnings per share        	        0.19             	 0.39
 Return on average equity               	  11.01%       	     17.63%
 Return on average assets               	   0.51%            	 1.01%
 Average diluted common
    shares outstanding                   	 6,671           	  6,713

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 2000 to the second quarter of 1999 (in thousands, except percentages):

                             Three Months Ended
                                		June 30,
                          	   2000  	     1999 	      $ Change  	% Change
Interest income	              $ 17,385  	$ 17,544  	    (159)   	(0.9)
Interest expense	               10,689  	  10,018  	     671  	   6.7
Net interest income             	6,696     	7,526     	 (830)  	(11.0)
Tax-equivalent adjustment	         125  	     242       (117)	  (48.3)
Net tax-equivalent
   interest income	            $ 6,821  	 $ 7,768  	    (947)  	(12.2)

Net interest margin	              2.80% 	   3.12%     	(0.32)%	   N/M

N/M - Not meaningful

Three Rivers Bancorp's net interest income on a tax-equivalent basis decreased by $947,000, or 12.2%, due primarily to compression of the net interest margin percentage. Total average earning assets decreased $24 million during the second quarter 2000 compared to the same period of 1999. This results from a $36 million, or 6.9%, decrease in investment securities, which was partially offset by an increase in total loans of $11 million, or 2.4%.

The income reduction from this decrease in earning assets was coupled with a 32 basis point decline in the net interest margin to 2.80%. The drop in the net interest margin reflects a seven basis point increase in the earning asset yield, but was more than offset by a 45 basis point increase in the cost of funds. During the second quarter, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased further margin compression as a result of the leverage program the Company has had in place over the last five years.

A leverage program is one strategy the Company may use to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to ?7.5% and net income variability to ?15% over a twelve month period. (See further discussion under Interest Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 2000 decreased by $276,000 or 1.6% when compared to the same 1999 period. This decrease was due to the $24 million or 2.4% decrease in total average earning assets. Within the earning asset base, the yield on the total loan portfolio increased by four basis points to 8.21% due to the upward repricing of floating-rate loans and the shift in the loan portfolio to the higher yielding commercial and commercial real estate loans. The yield on total investment securities increased by four basis points to 6.34% due the slow down of prepayments and the corresponding decrease in the amortization of premiums.

The Company's total interest expense for the second quarter of 2000 increased by $671,000, or 6.7% when compared to the same 1999 period. This higher interest expense was due to a 45 basis point increase in the yield on interest bearing liabilities, to an average of 5.05% for the second quarter of 2000. This, however, was partially offset by the decrease in average interest bearing liabilities of $25 million, or 2.9%.

The decrease in interest-bearing liabilities results from a decrease in borrowed funds of $37 million, or 9.6%, which was partially offset by an increase in total deposits of $11 million, or 2.3%. The increase in total deposits is primarily the result of special rate incentives offered by the Bank to increase the certificate of deposit portfolio. As a result, certificate of deposits increased $28 million, or 8.8%. The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations. FHLB advances had an average cost of 5.82% in the second quarter of 2000 which was 38 basis points higher than their cost in the prior year second quarter and 136 basis points greater than the average cost of deposits which was 4.46% in the second quarter. Overall, the Company's total cost of funds increased by 45 basis points to 5.05%.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $110 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 9.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the second quarter of 2000, the level of short-term borrowed funds and FHLB advances to total assets averaged 34.8%. At quarter end the Company had borrowed funds to total assets of 32.5%, which is within the parameters set by the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Three Months Ended June 30 (In thousands, except percentages)

                                     2000    	                 1999
	                                   	Interest   		             Interest
	                          Average  	Income/ 	Yield/ Average	  Income/  	Yield/
                          	Balance	  Expense 	Rate  	Balance	  Expense  	Rate
Interest earning assets:
 Loans and loans held
     for sale, net of
     unearned income      	$ 472,606	$  9,792 	8.21%	$ 461,382	$  9,551 	8.17%
 Deposits with banks	          2,034       	4 	0.82     	1,408       	4	 1.19
     Total investment
       securities	           486,295    7,714 	6.34    522,404    8,231 	6.30

 Total interest earning
   assets/interest income   	960,935	  17,510 	7.27 	  985,194  	17,786	 7.20
Non-interest earning assets:
   Cash and due from banks	   16,165 		                 16,270
   Premises and equipment	     5,279                  			5,145
   Other assets	              14,208 	                		25,118
   Allowance for loan losses  (5,054)	          		      (5,928)
TOTAL ASSETS	               $991,533 		            	$1,025,799

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand  	$   42,131	$     77  0.73% $   44,100	 $   107 	0.97%
Savings                      	63,408	     322 	2.04     	67,374	     303 	1.80
Money markets                	51,218	     417  3.27     	61,990     	473 	3.06
Other time   	               345,461    4,752 	5.53     317,430	   3,992 	5.04
   Total interest bearing
      deposits              	502,218   	5,568	 4.46    	490,894	   4,875 	3.98
Short term borrowings:
Federal funds purchased,
 securities sold under
 agreements to repurchase
 and other short-term
 borrowings	                  47,664	     763	6.33    	  61,203	     756 	4.95
   Advances from Federal
      Home Loan Bank 	       297,780	   4,309	5.82     	319,987   	4,314 	5.44
   Long-term debt	             2,089	      49 9.43        2,880	      73	10.17
Total interest bearing
   liabilities/interest
   expense	                  849,751	  10,689	5.05     	874,964  	10,018 	4.60
Non-interest bearing
 liabilities:
   Demand deposits	           87,437                  			82,549
   Other liabilities	          8,551			                   9,572
   Stockholders' equity	      45,794			                  58,714
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY  	$  991,533	              		$1,025,799

Interest rate spread                      			2.21                      			2.60
Net interest income/
   net interest margin               		6,821	2.80%                	7,768 	3.12%
Tax-equivalent adjustment		            (125) 	              		     (242)
Net Interest Income                 		$6,696               	    		$7,526

 ...PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the second quarter of 2000 totaled $150,000 or 0.13% of average total loans which represented a $75,000 increase from the provision level experienced in the 1999 second quarter. The Company's net loan charge-offs amounted to $113,000 or 0.10% of average loans in the second quarter of 2000. The higher provision in 2000 was due to continued growth of the commercial and commercial mortgage loan portfolio. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note 6 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

 .....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2000 totaled $1,180,000 which represented a $317,000, or 21.2%, decrease when compared to the same 1999 quarter. This decrease was primarily due to the following items:

  a $137,000 decrease in gains realized on investment security sales, the second quarter of 2000 had a gain on investment security sales of $1,000.

  a $181,000 decrease in trust fees as the Company has entered into an agreement in which it receives a flat monthly fee for trust referrals, and no longer has its own trust department.


 .....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2000 totaled $6.0 million which represented a $700,000, or 13.3%, increase when compared to the same 1999 quarter. This increase was primarily due to the following items:

  as a result of the spin-off, the Company had $319,000 of non-recurring spin-off costs. The expense is primarily the result of stock registration and professional fees.

  a net $45,000 increase in salary and employee benefits resulted from the spin-off necessitating new positions and the elimination of others.

  a $508,000 increase in OREO expense, which is primarily the result of a $478,000 write down of an Other Real Estate Owned property that was acquired through a foreclosure on a commercial real estate loan.

  The above increases in the components of non-interest expense are partially offset by a $223,000, or 18.7%, decrease in other expenses during the second quarter 2000 compared to the second quarter 1999. The decrease is the result of: (1) a decrease in advertising expenditures of $84,000; (2) Y2K expenses recognized in 1999, but not in 2000 of $34,000; and
(3) a reduction of expenses incurred for services provided by USBANCORP, Inc. of $123,000.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the second quarter of 2000 decreased $594,000 to $501,000 from June 30, 1999 as a result of the lower level of pre-tax income. The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $10.7 million have been provided as of June 30, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-
interest expense divided by total revenue) increased to 74.6% for the three months ended June 30, 2000 compared to 57.2% for the same period of 1999. Factors contributing to the higher efficiency ratio in 2000 included the compression experienced in the net interest margin and an increased level of non-interest expenses, which included $319,000 of spin-off costs and $478,000 of OREO expenses.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 AND 1999

 .....PERFORMANCE OVERVIEW..... At March 31, 2000, Three Rivers Bank
was a wholly owned subsidiary of USBANCORP, Inc. On April 1, 2000, USBANCORP, Inc. executed its approved Board of Directors plan to split USBANCORP, Inc.'s banking subsidiaries into two separate publicly traded companies.

Under the tax-free spin-off plan, 100% of the shares of Three Rivers Bancorp, Inc, were distributed as a dividend to the shareholders of the USBANCORP as a 1 for 2 stock dividend based on their existing USBANCORP ownership. Standard Mortgage Company
(SMC), a mortgage banking company and subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to USBANCORP prior to consummation of the Three Rivers Bank spin-off.
As a result of the spin-off, the pre-tax results of the first six months of 2000 were negatively affected by $777,000 of spin-off related costs, which negatively effected after-tax earnings per share by $0.08. During the first quarter of 2000, the Internal Revenue Service completed its examination of USBANCORP, Inc.'s federal income tax returns (of which the Company was included) through the 1997 tax year. As a result of a change in the estimate of the Company's income tax liability, the Company reversed tax expense accruals of $750,000, resulting in an income tax provision for the first six months of 2000 of only $24,000.

The Company's income from continuing operations and exclusive of the aforementioned spin-off costs for the six months ended June 30, 2000, totaled $3.2 million or $0.48 per share on a diluted basis. The results of the first six months of 2000 are lower when compared with the $5.1 million or $0.75 per diluted share for the first six months of 1999.

The Company's return on equity (ROE) averaged 10.66% for the first six months of 2000 compared to 16.85% ROE reported in the first six months of 1999.

Net interest income decreased by $1.0 million or 6.8% as a result of rising interest rates causing compression in the net interest margin from 3.13% in the first six months of 1999 to 2.82% in the same period of 2000. The Company's equity base has been adversely effected by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                    Six Months Ended         Six Months Ended
                                    June 30, 2000       	    June 30, 1999
 Income from continuing operations  	 $ 2,710                 	$ 5,063
 Diluted earnings per share          	   0.41                   	 0.75
 Return on average equity            	  10.66%             	     16.85%
 Return on average assets       	        0.53%                  	 1.00%
 Average diluted common
    shares outstanding                	 6,670                 	  6,688

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first six months of 2000 to the first six months of 1999 (in thousands, except percentages):

                                     Six Months Ended
                                       		June 30,
                          	         2000   	     1999   	 $ Change  	% Change
Interest income	                   $ 35,485  	$ 34,381  	    1,104  	   3.2
Interest expense	                    21,700  	  19,589       2,111  	  10.8
Net interest income	                 13,785    	14,792     	(1,007) 	  (6.8)
Tax-equivalent adjustment	              330  	     472 	      (142) 	 (30.1)
Net tax-equivalent
   interest income	                $ 14,115  	$ 15,264   	  (1,149)   	(7.5)

Net interest margin	                  2.82% 	    3.13% 	    (0.31)%	    N/M

N/M - Not meaningful

Three Rivers Bancorp net interest income on a tax-equivalent basis decreased by $1.1 million, or 7.5%, due primarily to compression of the net interest margin. Total average earning assets were $17.1 million higher in the first six months of 2000 due to a $11.7 million or 2.5% increase in total loans and a $5.2 million or 1.0% increase in investment securities. The Company was able to achieve solid loan growth in commercial and commercial real estate loans of $39 million, or 17%, when compared to the first six
months of 1999.   During the same period the comparably lower
yielding residential real estate loans decreased by $19 million or 9%.

The income benefit from this growth in earning assets was more than offset by a 31 basis point decline in the net interest margin to 2.82%. The drop in the net interest margin reflects a six basis point increase in the earning asset yield, but was more than offset by a 39 basis point increase in the cost of funds. The Company has, however, in the first six months of 2000, sold $58 million in securities to help reduce interest rate risk and decrease further margin compression as a result of the leverage program Three Rivers Bank has had in place over the last five years.

The overall growth in the earning asset base was one strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period. (See further discussion under Interest Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 2000 increased by $961,000 or 2.8% when compared to the same 1999 period.
 This increase was due to the $17 million, or 1.8%, increase in total average earning assets, which caused interest income to rise by $961,000. Within the earning asset base, the yield on the total loan portfolio increased by eight basis points to 8.18% due to the upward repricing of floating-rate loans and the shift in the loan portfolio to the higher yielding commercial and commercial real estate loans. The yield on total investment securities increased by five basis points to 6.37% due to the slow down of prepayments and the corresponding decrease in the amortization of premiums.

The Company's total interest expense for the six months ended
June 30, 2000 increased by $2.1 million or 11% when compared to the same 1999 period. This higher interest expense was due to an $18 million increase in average interest bearing liabilities, combined with a 39 basis point increase in the rate paid on interest bearing liabilities, to an average of 4.98% for the first six months of 2000. The growth in interest bearing liabilities included a $13 million increase in FHLB Advances used to fund asset growth. These FHLB advances were primarily taken during the first quarter of 2000.
 The remainder of the interest bearing liability increase occurred in certificate of deposits, which were used to help fund the earning asset growth. FHLB advances had an average cost of 5.78% in the first six months of 2000 which was 43 basis points higher than their cost in the prior year first six months and 150 basis points greater than the average cost of deposits, which was 4.28% in the first six months of 2000. Overall, the Company's total cost of funds increased by 39 basis points to 4.98% as the pricing declines for both deposits and borrowings were partially offset by a greater use of borrowings to fund the earning asset base.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $110 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 9.) The Company also has asset liability policy parameters, which limit the maximum amount of borrowings to 40% of total assets. For the six months ended June 30, 2000, the level of short-term borrowed funds and FHLB advances to total assets averaged 37.2%. At June 30, 2000, the Company had borrowed funds to total assets of 32.5%, which is within the parameters set by the Company. The Company plans to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Six Months Ended June 30 (In thousands, except percentages)

      		                               2000	                    	 	1999
		                                     Interest   			              Interest
	                           Average   	Income/  Yield/	 Average   	Income/  	Yield/
	                           Balance	   Expense  Rate  	 Balance	   Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	       $ 474,101 	$ 19,559	8.18%	  $  462,403 $  18,909 	8.10%
   Deposits with banks        	 1,389 	       9	1.27 	       1,149       	12	 2.13
   Federal funds sold and
     securities purchased
      under agreements
      to resale	                    1	        -	6.00	            -	`       -	    -
   Total investment
         securities	          509,784    16,246 6.37       504,595 	  15,932	 6.32

 Total interest earning
   assets/interest income	    985,275   	35,814	7.25  	    968,147   	34,853	 7.19
Non-interest earning assets:
   Cash and due from banks	    15,930 			                   16,108
   Premises and equipment	      5,339 			                    4,802
   Other assets	               19,739 			                   25,650
   Allowance for loan losses   (5,053)		             	      (6,052)
TOTAL ASSETS	               $1,021,230                 		$1,008,655

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand  $   42,095	   $   168 0.80% 	 $   44,659	  $   216 	0.97%
   Savings	                     63,846	       635	2.00       	66,183    	  568 	1.71
   Money markets              	 51,295       	785 3.08    	   58,806      	874 	2.96
   Other time	                 337,760	     9,054	5.33       317,633     8,055 	5.11
   Total interest bearing
      deposits	                494,996    	10,642	4.28      	487,281	    9,713 	4.01
   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings	             50,346     	1,519	6.07      	 52,836    	1,290 	4.87
   Advances from Federal
      Home Loan Bank          	328,081     	9,434	5.78      	314,802    	8,448 	5.35
   Long-term debt	               2,187	       104 9.51         2,720	      138 	10.15
Total interest bearing
   liabilities/interest
   expense	                    875,610	    21,699 4.98      	857,639   	19,589 	4.59
Non-interest bearing liabilities:
   Demand deposits	             85,387	                     		81,097
   Other liabilities	            9,393	                      		9,821
   Stockholders' equity	        50,840		               	      60,098
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY    	$1,021,230	                 		$1,008,655

Interest rate spread                    			      2.27                      	  		2.61
Net interest income/
   net interest margin                  		14,115	2.82%                		15,264 	3.13%
Tax-equivalent adjustment		                (330)                 			     (472)
Net Interest Income                    		$13,785			                     14,792

 ...PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first six months of 2000 totaled $300,000 or 0.13% of average total loans which represented a $150,000 increase from the provision level experienced in the same period for1999. The Company's net loan charge-offs amounted to $257,000 or 0.11% of average loans in the first six months of 2000. The higher provision in 2000 was due to continued growth of the commercial and commercial mortgage loan portfolio. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note 6 and the Allowance for Loan Losses section of the MD&A.)

 .....NON-INTEREST INCOME.....Non-interest income for the first six months of 2000 totaled $1.8 million, which represented a $1.2 million or 39.4% decrease when compared to the same 1999 period.
This decrease was primarily due to the following items:

  a $754,000 decrease in gains realized on investment security sales, the first quarter of 2000 had losses on sales of the investment portfolio of $502,000 as the Company sold approximately $57 million in securities and used the proceeds to pay down short-term advances at the FHLB.

  a $361,000 decrease in trust fees as the Company has entered into an agreement in which it receives a flat monthly fee for trust referrals, and no longer has its own trust department.

  a $53,000 or 16.7% decrease in wholesale cash processing fees to $265,000, as the Company has experienced a decrease in the number of wholesale customers.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 2000 totaled $12.6 million which represented a $2.1 million increase or 21% increase when compared to the same 1999 period. This increase was primarily due to the following items:

  as a result of the spin-off, the Company had $777,000 of non-recurring spin-off costs. The expense is primarily the result of stock registration and professional fees.

  a net $240,000 increase in salary and employee benefits resulted from the spin-off necessitating new positions and the elimination of others at the beginning of the second quarter.

  a $1.3 million increase in OREO expense, which is primarily the result of a $1.2 million write down of an Other Real
Estate Owned property, that was acquired through a foreclosure on a commercial real estate loan.

  The above increases in the components of non-interest expense are partially offset by a $356,000, or 15.2%, decrease in other expenses for the first six months of 2000 as compared to the same period in 1999. The decrease is the result of a decrease in advertising expenditures of $167,000 and a reduction of expenses incurred for services provided by USBANCORP, Inc. of $240,000.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first six months of 2000 was $24,000 reflecting a change in estimate of the Company's income tax liability of approximately $750,000 as a result of closing tax years through 1997. The
Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $10.7 million have been provided as of June 30, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-
interest expense divided by total revenue) increased to 78.9% in the first six months of 2000 compared to 57.1% for the same period of 1999. Factors contributing to the higher efficiency ratio in 2000 included the compression experienced in the net interest margin and an increased level of non-interest expenses which included spin-off costs and OREO expense.

INTEREST RATE SENSITIVITY

Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at Three Rivers Bancorp is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities;

2)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time; and 3) market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

            		                 June 30      December 31     June 30
                                 2000           1999       	  1999

Six month cumulative GAP
RSA........................	$   237,699    	$   270,835   	$  246,849
RSL.......................	    (346,979)   	   (487,774)  	  (387,266)
Off-balance sheet
 		   hedges...............	     40,000   	      70,000   	         -
	GAP.......................	$   (69,280)   	$  (146,939)  	$ (140,417)
GAP ratio..............	          0.77X  	        0.65X         0.64X
GAP as a % of total
   		   assets................	 (7.01)%	       (13.65)%     	(13.43)%
One year cumulative GAP
RSA......................  	$   320,821      	$ 357,263    	$ 349,685
RSL......................	     (430,456)   	   (664,707)     (484,880)
	Off-balance sheet
   hedges..............    	     40,000    	     40,000   	         -
GAP......................	 $    (69,635)    	$ (267,444)  	$ (135,195)
GAP ratio.............. 	          0.82X          0.57X         0.72X
GAP as a % of total
   assets...............       	 (7.05)%	      (24.85)%   	  (12.93)%

When June 30, 2000, is compared to December 31, 1999, both the
Company's six month and one year cumulative GAP ratios became less negative due primarily to a decrease in the Company's short-term
FHLB borrowings.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to ?7.5% and net income variability to ?15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve.
 Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities.
 The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at June 30, 2000, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the June 30, 2000, levels. The Company's most likely rate scenario is based upon published economic consensus estimates.

Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                  		Variability of	                      	Change In
	Interest Rate	     Net Interest	      Variability of	    Market Value of
	Scenario	          Income	            Net Income	        Portfolio Equity

	Base	                  0%	                 0%	                   0%
	Flat	                0.5  	              1.7                 	18.4
	200bp increase	     (4.1)             	(12.5)	               (38.1)
	200bp decrease	      1.6                	4.7                 	82.2

As indicated in the table, the maximum negative variability of Three Rivers Bancorp's net interest income and net income over the next twelve month period was (4.1%) and (12.5%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (38.1%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

LIQUIDITY

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $6.6 million from December 31, 1999 to June 30, 2000. During the first six months of 2000 there was $71.3 million of net cash provided by investing activities and $3.5 million of net cash provided by operating activities. This was more than offset by $81.2 million of net cash used by financing activities. Within investing activities, sales of investment securities exceeded cash proceeds needed for security purchases by $47 million. Cash advanced for new loan fundings totaled $38 million and exceeded the cash received from loan principal payments by $7 million. Within financing activities, net deposits increased by $37 million due primarily to growth in certificates of deposits. Not withstanding the decrease in cash equivalents, management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customer's credit needs.

CAPITAL RESOURCES

As presented in Note 12 the Company exceeds all regulatory capital ratios at June 30, 2000. Furthermore, the Company is considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium. All risk based capital ratios included in this presentation are presented on pro forma basis, after the internal spin-off of Standard Mortgage Corporation from the Company to USBANCORP, Inc.

Three Rivers Bank declared and paid Common Stock dividends of $1.8 million in the first quarter of 2000, which were the last dividends that will be paid to USBANCORP, Inc. as part of the dividends to the Company's former parent company. The Company's Board of Directors believes that dividends are a key component of total shareholder return, particularly for retail shareholders. On June 6, 2000 the Company declared a $0.12 per share dividend payable July 6, 2000.

FORWARD LOOKING STATEMENT

This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors include the following: (i) risk resulting from the spin-off and the operation of Three Rivers Bank as a separate independent company, (ii) the effect of changing regional and national economic conditions; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, real estate, consumer, and other lending activities; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company's market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (xi) changes in consumer spending and savings habits; (xii) unanticipated regulatory or judicial proceedings; and (xiii) other external developments which could materially impact the Company's operational and financial performance.

     The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

 (a) 	Exhibits.  The following exhibits are being filed as a part of
this Quarterly             Report on Form 10-Q:

3.1	Amended and Restated Articles of Incorporation of Three Rivers
Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 10 of Three Rivers Bancorp, Inc., File No. 000-29083)

3.2	Amended and Restated Bylaws of Three Rivers Bancorp, Inc.
(Incorporated by reference to Exhibit 3.2 to the Form 10 of Three
Rivers Bancorp, Inc., File No. 000-29083)

10.1	Corporate Separation and Reorganization Agreement dated March
31, 2000 among USBANCORP, Inc., Three Rivers Bank and Trust Company and Three Rivers Bancorp, Inc. (Incorporated by reference to
Exhibit 10.1 to the Form 10 of Three Rivers Bancorp, Inc., File No.
000-29083)

10.2	Tax Separation Agreement dated as of April 1, 2000 between
USBANCORP, Inc. and Three Rivers Bancorp, Inc. (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of USBANCORP, Inc., filed on April 14, 2000)

10.3   	Three Rivers Bancorp, Inc. Long-Term Incentive
Plan (Incorporated by reference to Exhibit 99.1 to Registration
Statement No. 333-39160 on Form S-8 of Three Rivers Bancorp, Inc.)

10.4	Three Rivers Bancorp, Inc. Stock Option Plan (Incorporated by
reference to Exhibit 99.1 to Registration Statement No. 333-39166 on Form S-8 of Three Rivers Bancorp, Inc.)

10.5   	Services Agreement dated June 1, 2000 among USBANCORP,
Inc., United States Bank in Johnstown, Three Rivers Bank and Trust Company and Three Rivers Bancorp, Inc.

10.6  	Change in Control Agreement dated as of April 1, 2000
between Three Rivers Bancorp, Inc. and Terry K. Dunkle

10.7  	Change in Control Agreement dated as of April 1, 2000
between Three Rivers Bancorp, Inc. and W. Harrison Vail

10.8  	Change in Control Agreement dated as of April 1, 2000
between Three Rivers Bancorp, Inc. and Vincent Locher

10.9  	Three Rivers Bancorp, Inc. Executive Incentive
Compensation Plan

15.1     Independent Accountants Review Report

27.1	Financial Data Schedule.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

         	(i)       	Form 8-K filed on May 24, 2000 reporting a
change in the registrant's
                    	certifying accountant on May 22, 2000; and

         	(ii)      	Form 8-K filed on May 26, 2000 reporting Board
approval of quarterly
         	cash dividend.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					Three Rivers Bancorp, Inc.

					Registrant

Date: August 14, 2000         				/s/_____________

                             					Terry K. Dunkle
                             					Chairman, President and
			                             		Chief Executive Officer


Date: August 14, 2000          			/s/	_________________

					                             Anthony M.V. Eramo
		                             			Vice President and
	                             				Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

July 19, 2000

To the Stockholders and
Board of Directors of
Three Rivers Bancorp, Inc.

Management of Three Rivers Bancorp, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Form 10-Q in accordance with generally accepted accounting principles and are responsible for its accuracy.

In meeting its responsibilities, management relies on internal accounting and related control and monitoring systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. The Company's external and internal auditors have direct access to the Audit Committee.

_______________________				      	________________________
Terry K. Dunkle					             	Anthony M.V. Eramo
Chairman, President &				        	Vice President &
Chief Executive Officer				      	Chief Financial Office

Independent Accountants' Review Report

The Audit Committee of the Board of Directors
Three Rivers Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheet of Three Rivers Bancorp, Inc. (Three Rivers) as of June 30, 2000, and the related consolidated statements of income, for the three and six month periods then ended, and the consolidated statements of cash flows and changes in stockholders' equity for the six month period then ended. These consolidated financial statements are the responsibility of the Three Rivers' management. We did not make a similar review of the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income for the three and six month periods then ended and the consolidated statements of cash flows for the six month period then ended.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated balance sheet of Three Rivers as of June 30, 2000, and the related consolidated statements of income, for the three and six month periods then ended, and the consolidated statements of cash flows and changes in stockholders' equity for the six month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated balance sheet of Three Rivers
Bancorp, Inc. as of     December 31, 1999, was audited by other
auditors whose report dated January 28, 2000, expressed an unqualified opinion on that statement.

/s/ Ernst & Young
Pittsburgh Pennsylvania
July 19, 200

Exhibit 10.5
SERVICES AGREEMENT

	This Agreement made this _1st day of June, 2000 by and between USBANCORP, INC., a Pennsylvania corporation having its principal place of business at Main and Franklin Streets, Johnstown, Pennsylvania 15907 ("UBAN"), and THREE RIVERS BANCORP., INC., a Pennsylvania corporation having its principal place of business at 2681 Moss Side Boulevard, Monroeville, Pennsylvania 15146 ("TRB").

                            Background

 	UBAN is a bank holding company that was organized in 1984 and holds all the capital stock of U. S. Bank in Johnstown, Pennsylvania.

	TRB is a bank holding company formed on April 1, 2000 and holds all the capital stock of Three Rivers Bank and Trust
Company, Monroeville, Pennsylvania ("Three Rivers Bank").

	Prior to April 1, 2000, Three Rivers Bank was a wholly owned subsidiary of UBAN together with U.S. Bank. On April 1,
2000, TRB was formed and spun-off as a separate company to UBAN's shareholders in a tax-free distribution.

	Because a number of administrative services were previously performed by UBAN for Three Rivers Bank, and TRB will not have established the infrastructure necessary to perform certain of these services independently as of the spin-off date, the parties are entering into this Services Agreement to permit UBAN to continue to provide certain enumerated services to TRB and Three Rivers Bank.

 	NOW, THEREFORE, the parties hereto, intending to be legally bound, hereby agree as follows:

                           Agreement

	1.	Services Provided by UBAN.    UBAN shall provide to
TRB, for its benefit or the benefit of Three Rivers Bank, and TRB shall purchase from UBAN, the accounting/data processing services, and audit and loan review services more particularly described on Exhibit A. In providing such services, UBAN shall report to the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of TRB and/or Three Rivers Bank exclusively (the "Specified Officers"). UBAN shall be obligated to perform all of the services as are set forth on Exhibit A, but shall only perform such services to the extent they are requested, and in the manner and time frames as requested, by such Specified Officers.

In order to permit UBAN to provide such services to TRB, TRB shall cause appropriate information to be provided to UBAN, in a format accessible by UBAN and on a mutually agreed upon timeframe, as may permit UBAN to adequately provide the specific services requested by the Specified Officers.

	2.	Confidentiality; Limited Providers.   Due to the
potentially sensitive nature of the services to be provided hereunder, UBAN and TRB agree to the following protocols in connection with the provision of services as provided herein:

	(a)	UBAN shall identify to TRB the specific UBAN
personnel capable and available to perform the services requested hereunder.

	(b)	Except for the specific designated UBAN personnel,
no other employee, director, or committees of UBAN or any affiliate of UBAN shall (i) perform any services to TRB hereunder, or (ii) have access to any information of TRB's provided to UBAN for the purposes of this Agreement, or any of the reports produced by UBAN for TRB as contemplated by this Agreement.

	(c)	Consistent with the foregoing, all information
provided to UBAN for the purposes of this Agreement shall be directed solely to the designated persons, and UBAN shall cause such persons to utilize such information solely for the purposes of this Agreement in generating reports for TRB. UBAN will take all appropriate measures to insure that data and reports generated for TRB pursuant hereto shall not be accessible by non-designated persons within UBAN or any of its affiliates, whether by electronic means or otherwise. Hard copy reports generated pursuant hereto shall be maintained and marked as "Confidential" while in the possession of UBAN and shall not be accessible by other than the designated persons. UBAN hereby agrees that none of such designated persons will suffer any consequences for refusing to reveal the contents of the TRB information to the superiors of such designated persons.

	(d)	Notwithstanding any of the foregoing, whenever a
UBAN employee determines in good faith that he or she has an obligation to report any suspected criminal activity to a government agency or a superior, such disclosure shall not violate the terms of this Agreement.

3.  	Compensation for Services.  UBAN shall be
compensated at the following monthly amounts for the services provided and listed in attachment A. These amounts reflect a 15% mark-up from UBAN's cost to ensure that a reasonable profit margin is built in and the transaction is arms length. This mark-up is consistent with the prior inter-entity billing arrangement. The start date for the contract is April 1, 2000.

	Service		                    			    Monthly Charge
		Expiration Date
	Accounting/data processing	         		$  51,500		         3/31/01
	Administration	                    			$    5,000		       12/31/00
	Loan Review				                      	$  11,000		        12/31/00
	Audit					                           	$  30,000		        12/31/00
	Marketing			                        		$  10,500          12/31/00

	Total Monthly Charge	               		$ 108,000

         (a) In rare instances, a "Specific Item" charge may be levied by UBAN to TRB for "extraordinary services" rendered.
 To qualify as extraordinary, these services must be considered unusual, non-recurring, and related to a specific service or project not customarily provided by UBAN to TRB hereunder. Any "Specific Item" charge must be separately invoiced at an amount that is reasonable and consistent with the fair market value of the service and must be approved in writing, in advance, by a Specified Officer of TRB.

         (b) One such specific item included in this contract is a reimbursement for the remaining fixed assets that were capitalized on the Parent Company's books that related to purchase accounting adjustments that were required to be pushed up to the Parent at the time of the original acquisition of TRB. The one time amount due to UBAN from TRB for these fixed assets totals $62,000.


 	4.	Billing and Payment.  UBAN shall deliver to TRB an
invoice for services provided not less frequently than five (5) business days after the end of each month. Payment is due to UBAN within ten days of receipt of the invoice.

 	5.	 Dispute Resolution.  In the event that TRB
disputes the amount of any invoice, it shall give written notice to UBAN within ten days of receipt of the invoice. In the event the parties are unable to resolve the dispute within thirty (30) days, the dispute shall be submitted to arbitration under the rules of the American Arbitration Association. Any arbitration proceeding will be held in Pittsburgh, Pennsylvania and any decision of the arbitrator will be final and binding upon the parties.

	6.	 Termination.  As stated in item 3 above, the term
of this agreement will be through March 31, 2001 for the accounting/data processing services and through December 31, 2000 for all other services. After this initial term, either party has the right to terminate this Agreement, without penalty, with respect to any service, or all services, upon sixty (60) days written notice to the other party. UBAN, and TRB shall have the right to continue the Agreement for additional one month terms, not exceeding in the aggregate a maximum period of two years from the date hereof for the accounting/data processing services and one year for the audit/loan review services. Upon termination of any service listed in Item 3 above, UBAN will provide TRB with mapping information and other applicable supporting documentation, as well as provide reasonable assistance, to facilitate the conversion to TRB's designated system or service provider, of TRB's electronic and physical records maintained by UBAN. The cost associated with providing this deconversion support will be viewed as a "specific item" and TRB will be charged according to the provisions of paragraph 3a. of this agreement.

	7.	Miscellaneous.   This Agreement shall be construed
in accordance with Pennsylvania law and all applicable federal banking regulations. This Agreement contains the entire agreement between the parties relating to the subject hereof, and no amendment may be made to this Agreement except by a writing signed by both parties. Nothing in this Agreement shall be construed to require any party to violate any requirement of federal or state banking law or regulation, as such may be in effect as of the date hereof or may be hereafter enacted or adopted. Any notices required under this Agreement shall be made in any commercially reasonable manner appropriate for the subject matter of the notice, and directed to the CFO of the party receiving the notice. Nothing in this Agreement shall be construed as making the parties partners in any endeavor, or agents of each other with power to bind the other.
 This is a contract for services only, and any tax ramifications of this Agreement shall be the obligation of each party individually, and no adjustment shall be made to any fees due hereunder as a result of any tax effect or change in the tax laws.


                                   	USBANCORP, INC.

                                				By: __________________________
                                 			Jeffrey A. Stopko,
                                  		Senior Vice President & CFO

                                				THREE RIVERS BANCORP, INC.


                                    	By:__________________________
                                  			Terry K. Dunkle
                                     Chairman & CEO

Audit
 Annual Risk Assessment of each functional unit or subsidiary.

 Allocation of Audit resources based on risk by utilizing internal and external resources as appropriate.

 Performance of integrated audits combining operational, financial, compliance and information systems testing into comprehensive audits.

 Performance of branch examinations.


 Issue reports to and solicit responses from Management for presentation to the Three Rivers Bancorp (TRBC) Board of
Directors Audit Committee.

 Meet with Audit Committee of TRBC in 2000 at least 4 times to review Internal Audit reports, external Audit
Recommendations, regulatory reports and litigation risk issues.

 Provide Risk Management facilitation services for training, implementation and ongoing risk monitoring efforts.

 Develop and facilitate a Board of Directors Audit Committee training session.

 Provide reports to the Board of Directors as specified by the Corporate Bylaws and Audit Committee charter.

 Issue functional and organization wide opinions on the reliability and integrity of financial and operating information as well as the effectiveness of internal controls.



Loan Review
Loan Review services will also continue which shall include:

 Review all loans within the prescribed scope and assign independent risk rating scores.

 Annually evaluate the scope threshold and make recommendations to the Audit Committee for their approval.

 Provide quarterly Commercial Lending and Commercial Mortgage portfolio assessment reports to Management.

 Provide status of loan portfolio reports, portfolio assessment reports and graphics of weighted average risk ratings to the Senior Officers Loan Committee and the Board
Loan Committee.

 Annual assessment of the Small Business Portfolio.

 Annual assessment of 2 or 3 Consumer Loan portfolio types i.e. Prestige Line of Credit.

 Periodic speculative lending portfolio assessments.

 Provide consultation in the quarterly completion of the Credit Risk Matrix as part of the organization risk management monitoring efforts.

 The provider of consolation services for the Loan Loss
Reserve Committee including the performance of Federal
Reserve provided stress testing methods.

 Report to the Board Audit Committee at least 4 times annually.

 Monitor delinquency and watch list loan reporting.


Accounts Payable Services:

1. The payment of all invoices, and expense reports after they have been properly approved by a member of TRBC's authorized management.

2. Preparation and transmittal of entries to TRBC's data center for input into the general ledger.

3. Preparation of year end 1099's for all applicable vendors.

4. Preparation of informational reports to human resources regarding income tax for reimbursed expenses.

5. Answer all inquiries from vendors regarding payment of invoices.

6. Provide information to management on request for vender histories, general ledger variance analysis and payment information regarding CRA contributions.

7. Calculation and submission of sales and use tax for both county and state.

Provide Profitability Accounting Services:

1. Process monthly FTP files and input into OPS and PPS for production of center profitability reports, RAROE and Product
Profitability reports.

2. Provide FTP, OPS and PPS Output files to TRBC in the format required for input into TRBC's executive CPS and Executive
Insight systems.


FTP  	   -  Funds Transfer Pricing
OPS	   -  Organization Profitability System
PPS	   -  Product Profitability System
RAROE -  Risk Adjusted Return on Equity


Historical Financial Reporting Systems and Budget:

1. Preparation of Key Historical Financial Reports and which assist management and the Board in monitoring the bank's financial performance trends and comparatives against budget.

2. Assistance in developing the annual budget on the Sendero
System.


Investment Accounting Services:

1. This service will include security set up in the master file, monthly accrued interest accretion and amortization based on the constant yield method, additions and deletions of monthly purchases, sales, maturities and prepayments by security, and maintaining safekeeping, daily file extracts provided for general ledger input and pledge information.

2. TRBC will receive reports monthly from the investment system as follows: Interest accrual Report, Amortization/Accretion Report, Portfolio Accounting Statement, Trial Balance
Report, Transaction Activity Recap Report, Projected Payment Report, Security Inventory Report for Safekeeping, FASB 115 Market Changes, Maturity Distribution, Pledged Securities Inventory Report, Schedule RC-B (Quarterly), and RC-R Risk Based Capital (Quarterly).

Regulatory Accounting and Tax Compliance Services:

1. Preparation of the TRB Call report and other FRY reports for the new TRB Holding Company on a quarterly basis as required.

2. Preparation of the necessary accounting schedules from the Call report documentation and Sendero system which will be used by the TRB Finance staff in their quarterly SEC filings.

3. Provide TRB with income tax compliance services which could include assistance in determining the quarterly tax payment, preparing schedules to be used in preparation of the annual tax return, deferred tax and effective tax rate analysis, and assistance with the Pa. Shares tax return if needed.

4. Maintain the TRB Fixed Asset Accounting System and provide the required reports to TRB management.

Asset/Liability and Interest Rate Risk Management Reporting
Services


1. Monthly Interest Rate Risk Management Reporting through preparation of a rolling 24-month reforecast which is used to create net interest income simulations. These simulations compare a base case to performance in different interest rate environments to measure and identify compliance against policy guidelines for net interest income and net income variability.

2. Preparation of an ALCO Guideline Summary exception report which monitors actual performance against key TRB ALCO policy guidelines.

3. Preparation of Static Gap Reports on a monthly basis.

4. Preparation of Market Value of Portfolio Equity Analysis
Reports on a quarterly basis.

5. Preparation of special simulation reports as needed to execute off balance sheet derivative transactions or other special asset/liability management strategies. The ability to perform this modeling in an efficient manner is critical to proactively managing TRB's leverage position which includes $400 million of borrowed funds.

Exhibit 10.6

AGREEMENT

     THIS AGREEMENT (the "Agreement") made as of the 1st day of April, 2000, by and between THREE RIVERS BANCORP, INC. (the "Company"), a Pennsylvania corporation, having its principal place of business at 2681 Mosside Boulevard, Monroeville, Pennsylvania 15146, and TERRY K. DUNKLE ("Executive").

                            Background

     The Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

                           Agreement

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2. Change in Control. As used in this Agreement, Change in Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other disposition of substantially all of the assets of the Company to another entity or other person; or

          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:

          (a) any involuntary termination of the Executive by the Company, other than for Cause as defined in Section 4 below;

          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;

          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;

          (d) any reassignment of the Executive to a location greater than twenty-five (25) miles from Monroeville, Pennsylvania;

          (e) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;

          (f)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of the Company in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;

          (g) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of the Company in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or

          (h) any breach of any provision of this Agreement by the Company, which breach shall not have been cured by the Company within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's breach;

then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to the Company, resign from employment with the Company (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company shall have the right at any time to terminate the Executive's employment for Cause. In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:

          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;

          (b)  Willful misconduct of Executive that is
materially inimical to the best interests, monetary or otherwise, of the Company;

          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit; or

          (d)  Adjudication as a bankrupt under the United
States Bankruptcy Code.

     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:

          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) after the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of three years (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the payments provided for in Section 5(a)(i) immediately above;

           (b) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;

           (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered;

          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company; and

          (e) in the event the Executive is ineligible to continue participation in the employee retirement plan of the Company and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan or in any of the Company's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Certain Additional Payments by the Company. Notwithstanding anything in this Agreement to the contrary, in the event it is determined that any payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on excess parachute payments, as that term is used and defined in Sections 4999 and 280G of the Code, then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount equal to the then current rate of tax under said Section 4999 multiplied by the total of the amount so paid or payable, including this Gross-Up Payment, which are deemed to be a part of an excess parachute payment. All calculations under this provision shall be made by the Company whose determinations shall be final.

     7. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     8. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of the Company to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.

     9. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof.
If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this
Section 9 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     10. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly acknowledge and assume its obligations hereunder. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     11. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date on which a Change in Control occurs either (a) by the Company other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in
Section 5 hereof.

     12. Release . The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     13. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     14.  Notice.   Any notice required or permitted to be
given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              THREE RIVERS BANCORP, INC.

                              By:/s/ W. Harrison Vail
                                 W. Harrison Vail
                                 Vice Chairman, President
                                 And Chief Operating Officer


                         						Attest:/s/ Donna Kustra
                                     Donna Kustra
                                     Secretary

					                        	/s/ Terry K. Dunkle
                               Terry K. Dunkle
                               Address:  1508 Donato Court
                               Johnstown, PA 15905-1528

Exhibit 10.7

AGREEMENT

     THIS AGREEMENT (the "Agreement") made as of the 1st day of April, 2000, by and between THREE RIVERS BANCORP, INC. (the "Company"), a Pennsylvania corporation, having its principal place of business at 2681 Mosside Boulevard, Monroeville, Pennsylvania 15146, and W. HARRISON VAIL ("Executive").

                          Background

     The Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

                            Agreement

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2. Change in Control. As used in this Agreement, Change in Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other disposition of substantially all of the assets of the Company to another entity or other person; or

          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:

          (a) any involuntary termination of the Executive by the Company, other than for Cause as defined in Section 4 below;

          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;

          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;

          (d) any reassignment of the Executive to a location greater than twenty-five (25) miles from Monroeville, Pennsylvania;

          (e) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;

          (f)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of the Company in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;

          (g) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of the Company in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or

          (h) any breach of any provision of this Agreement by the Company, which breach shall not have been cured by the Company within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's breach;

then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to the Company, resign from employment with the Company (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company shall have the right at any time to terminate the Executive's employment for Cause.

In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:

          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;

          (b)  Willful misconduct of Executive that is
materially inimical to the best interests, monetary or otherwise, of the Company;

          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit; or

          (d)  Adjudication as a bankrupt under the United
States Bankruptcy Code.

     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:

          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-eighteenth (1/18) of an amount equal to 1.5 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) after the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of 18 months (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the payments provided for in Section 5(a)(i) immediately above;

           (b) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;

           (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered;

          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company; and

          (e) in the event the Executive is ineligible to continue participation in the employee retirement plan of the Company and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan or in any of the Company's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Certain Additional Payments by the Company. Notwithstanding anything in this Agreement to the contrary, in the event it is determined that any payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on excess parachute payments, as that term is used and defined in Sections 4999 and 280G of the Code, then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount equal to the then current rate of tax under said Section 4999 multiplied by the total of the amount so paid or payable, including this Gross-Up Payment, which are deemed to be a part of an excess parachute payment. All calculations under this provision shall be made by the Company whose determinations shall be final.

     7. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     8. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of the Company to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.

     9. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this
Section 9 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA").

  The matter shall be heard and
decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     10. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly acknowledge and assume its obligations hereunder. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     11. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date on which a Change in Control occurs either (a) by the Company other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in
Section 5 hereof.

     12. Release . The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     13. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     14.  Notice.   Any notice required or permitted to be
given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                             THREE RIVERS BANCORP, INC.

                             By:/s/ Terry K. Dunkle
                                Terry K. Dunkle
                                Chairman and
                                Chief Executive Officer


                             Attest:/s/ Donna Kustra
                                    Donna Kustra
                                    Secretary


                             /s/ W. Harrison Vail
                             W. Harrison Vail
                             Address:  237 Meadowfield Lane
                             Jefferson Hills, PA  15025

Exhibit 10.8

AGREEMENT

     THIS AGREEMENT (the "Agreement") made as of the 1st day of April, 2000, by and between THREE RIVERS BANCORP, INC. (the "Company"), a Pennsylvania corporation, having its principal place of business at 2681 Mosside Boulevard, Monroeville, Pennsylvania 15146, and VINCENT LOCHER ("Executive")

                          Background

     The Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

                            Agreement

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2. Change in Control. As used in this Agreement, Change in Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other disposition of substantially all of the assets of the Company to another entity or other person; or

          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:

          (a) any involuntary termination of the Executive by the Company, other than for Cause as defined in Section 4 below;

          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;

          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;

          (d) any reassignment of the Executive to a location greater than twenty-five (25) miles from Monroeville, Pennsylvania;

          (e) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;

          (f)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of the Company in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;

          (g) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of the Company in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or

          (h) any breach of any provision of this Agreement by the Company, which breach shall not have been cured by the Company within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's breach;

then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to the Company, resign from employment with the Company (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company shall have the right at any time to terminate the Executive's employment for Cause. In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination.

 For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:

          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;

          (b)  Willful misconduct of Executive that is
materially inimical to the best interests, monetary or otherwise, of the Company;

          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit; or

          (d)  Adjudication as a bankrupt under the United
States Bankruptcy Code.

     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:

          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one twelfth (1/12) of an amount equal to 1.0 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) after the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of 12 months (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the payments provided for in Section 5(a)(i) immediately above;

           (b) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;

           (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered;

          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company; and

          (e) in the event the Executive is ineligible to continue participation in the employee retirement plan of the Company and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan or in any of the Company's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Certain Additional Payments by the Company. Notwithstanding anything in this Agreement to the contrary, in the event it is determined that any payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on excess parachute payments, as that term is used and defined in Sections 4999 and 280G of the Code, then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount equal to the then current rate of tax under said Section 4999 multiplied by the total of the amount so paid or payable, including this Gross-Up Payment, which are deemed to be a part of an excess parachute payment. All calculations under this provision shall be made by the Company whose determinations shall be final.

     7. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     8. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of the Company to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.

     9. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this
Section 9 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA").

 The matter shall be heard and
decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     10. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly acknowledge and assume its obligations hereunder. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     11. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date on which a Change in Control occurs either (a) by the Company other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in
Section 5 hereof.

     12. Release . The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     13. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     14.  Notice.   Any notice required or permitted to be
given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                               THREE RIVERS BANCORP, INC.

                               By:/s/ Terry K. Dunkle
                                  Terry K. Dunkle
                                  Chairman and
                                  Chief Executive Officer


                               Attest:/s/ Donna Kustra
                                      Donna Kustra
                                      Secretary

                               /s/Vincent Locher
                               Vincent Locher
                               Address:  87 Dutch Lane
                               Pittsburgh, PA  15236

Exhibit 10.9

THREE RIVERS BANCORP, INC.

  and Subsidiaries

                   EXECUTIVE ANNUAL INCENTIVE PLAN
                          February 2000

I.   PLAN OBJECTIVES

     The purposes of this Plan are to:

     A. Communicate and focus management on explicit annual performance objectives for Three Rivers Bancorp, Inc. (the "Corporation") and subsidiaries ("Subsidiaries"), the achievement of which contribute to the attainment of the Corporation's long-term goals.

     B. Reinforce senior management's focus on achieving higher returns to shareholders.

     C. Provide compensation opportunities which are competitive with other peer banking institutions.

     D. Help control overhead and improve overall performance by placing a portion of management's annual compensation at risk.

II.  PLAN ADMINISTRATION

     A. The Plan shall be administered under the direction of the Compensation Committee of the Corporation's Board of Directors (the "Committee").

     B. The Committee has full authority, within the limits of the Plan, to:

         1.  approve Plan participants;

         2.  establish performance targets;

         3.  establish participant reward opportunities;

         4. determine the timing and amount of award distributions; and

         5. establish such other measures as may be necessary to the objectives of the Plan.

         The Committee shall receive input from the CEO of the Corporation regarding participation of positions other than senior management.

     C. The Committee may authorize an adjustment to the payments determined under pre-established schedules if extraordinary circumstances have occurred and such adjustments would better serve the purpose of the
Plan.
         The Committee may also adjust award payments if it determines that performance results have not been consistent with longer-term financial and operational objectives such as dividend distributions, appropriate leverage ratios, adequate loan loss reserves, etc.

     D. The Committee has full authority to construe and interpret the Plan and to make any changes deemed necessary. The decisions shall be final, conclusive and binding on all parties, including the Corporation and/or Subsidiaries, and participating staff members.

         The Committee has full authority to terminate the Plan in its sole discretion.

III. PLAN PARTICIPATION

     A.  Eligibility

         Awards under this Plan may be made only to officers and
         key executives of the Corporation and/or Subsidiaries who are in a position to substantially contribute to the financial success of the Corporation and/or Subsidiaries.

     B. The Chief Executive Officer of the Corporation, with input from the CEOs of the Subsidiaries shall recommend, in writing to the Committee, the staff members who are to be participants under the Plan for each award period. These recommendations are to be effective only after they have been approved by the Committee.

     C. At the Committee's discretion, participants may be added to the Plan during the first six months of the year and may participate based upon their earnings for the time participated during the year.

     D. Termination of employment during a year when awards are made:

         1. In the event of the resignation or discharge of a participant during an award cycle, participation in
             the Plan will cease and no award will be earned for
             the Plan year; however, the Committee may elect to make an exception and pay a full or partial award.

         2. In the event of disability or retirement of the participant within the provisions of the pension plan or other policies of the Corporation and/or Subsidiaries, the participant shall be paid a pro rata amount based upon time employed during the period.

         3. In the event of the death of a participant during an award period, the participant's designated beneficiary shall be paid a pro rata amount based upon time employed during the period.

         4. In the event a participant resigns or is dismissed due to divestiture, corporate restructuring, or job
             elimination, the participant, at the discretion of corporate CEO, shall be paid a pro rata amount based upon time employed during the period.

     E. Awards will be prorated accordingly for participants who are moved between grades or between the
Corporation
         and a Subsidiary during any Plan year.

     F. Awards are not assignable and there is no entitlement to award or implicit continued employment by virtue of participation in the Plan.

     G. Participants who take a paid leave of absence during a Plan year will continue to participate in the Plan but will not participate if the absence is an unpaid leave.

IV.  PAY/PERFORMANCE LINKAGE

     Awards are based upon up to five measures of corporate, subsidiary, and individual performance. Performance measures include: The Corporation's return on equity, returns to shareholders of the Corporation's Common stock, the Corporation's financial soundness as measured by an independent firm's CAMEL rating, pre-tax return on assets of the Corporation's subsidiaries, and individual performance as evaluated using the Corporation's formal performance appraisal system.

V.   PERFORMANCE MEASURE WEIGHTINGS

     Plan participants' incentive opportunities will be allocated across corporate, subsidiary (where appropriate), and individual performance objectives. All participants will have a corporate component to their incentive opportunities. The CEO of the Corporation will not have an individual component to his/her annual incentive opportunity, thus it is based entirely on quantifiable performance objectives.

VI.  PAYMENT OF AWARDS

     Awards will be subject to required payroll deductions with 50% of the award payable in Corporation stock and 50% in cash credited to participant's checking account in a lump sum. Awards will be paid after all calculations are made and approved by the Compensation Committee which generally will take place in February or March following the close of the Plan year. This Plan will become effective for the fiscal year commencing January 1, 2000, and shall continue in effect each fiscal year thereafter until amended or terminated by the Compensation Committee.