Form 10-Q
period 2000-09-30
THREE RIVERS BANCORP INC
filed 2000-11-13
CIK 1103585

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

                         	FORM 10-Q

                        	 (Mark One)

 	      x 	Quarterly Report Pursuant to Section 13 or 15(d) of the
           		Securities Exchange Act of 1934

For the period ended                         September 30, 2000

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

                      x  Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                 Outstanding at November 1, 2000
Common Stock, par value $0.01 		              6,675,212
per share

                	THREE RIVERS BANCORP, INC.

                         	INDEX

                                                         Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.Quarterly Financial Statements

 		Consolidated Balance Sheets -
September 30, 2000, December 31, 1999,
and September 30, 1999	3
Consolidated Statements of Income -
Three and Nine Months Ended September 30, 2000,
and 1999	                                                    4

Consolidated Statement of Changes
in Stockholders' Equity -
Nine Months Ended
September 30, 2000                                          	6

Consolidated Statements of Cash Flows -
Nine Months Ended
September 30, 2000, and 1999                                	7

Notes to Consolidated Financial
Statements                                                  	8

	Item 2. Management's Discussion and Analysis
of Consolidated Financial Condition
   and Results of Operations                               	20

PART II.	OTHER INFORMATION:
Item 6. Exhibits and Reports on Form 8-K                   	35

                      	THREE RIVERS BANCORP, INC.
                    	CONSOLIDATED BALANCE SHEETS
                           	(In thousands)

                                    September 30,  December 31,  September 30,
                            	          	2000			        1999		         1999
                               	 	   (Unaudited)	          			    	(Unaudited)
ASSETS
Cash and due from banks	                 $	16,858     $	24,228	  $    	20,292
Investment securities available for sale	 448,981 	    522,264 	      526,516
Loans held for sale	                            -          	59	            59
Loans	                                    483,173	     479,761       	469,048
Less:   Unearned income	                       39          	58            	68
  Allowance for loan losses               		5,281      		5,021        		5,600
  Net loans                              	477,853     	474,682       	463,380
Premises and equipment, net	                4,924 	      5,495	         5,294
Accrued income receivable	                  6,906  	     7,504         	7,059
Goodwill and core deposit intangibles	      2,542       	2,838 	        2,937
Bank owned life insurance	                 12,840      	12,411     	   12,271
Other assets	                              13,525 	     16,255 	       10,329
Net assets of mortgage banking operations
  	 	                                           -	     	10,426	       	10,656
   TOTAL ASSETS                        	$	984,429 	$	1,076,162	   $	1,058,793

LIABILITIES
Non-interest bearing deposits	           $	86,409    	$	84,643	      $	86,066
Interest bearing deposits               		536,534    		488,052	      	462,790
		Total deposits                        		622,943    		572,695	      	548,856
Federal funds purchased and securities
 sold under agreements to repurchase	      12,500 	     10,000 	       20,000
Other short-term borrowings               	62,726      	16,150 	       58,950
Advances from Federal Home Loan Bank	     224,876     	409,876       	359,876
Long-term debt		                            1,789      		2,368	        	2,619
Total borrowed funds		                    301,891    		438,394		      441,445
Other liabilities	                         	9,255		      9,280		        9,932
   TOTAL LIABILITIES		                    934,089	  	1,020,369	    	1,000,233

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000
	shares authorized; no shares issued
	or outstanding	                                -	           -	             -
Common stock, par value $.01 per share;
	20,000,000 shares authorized; 6,674,212
	shares issued and outstanding at
 September 30, 2000;	                          67         	2,015       	2,015
	not applicable to prior periods
Surplus	                                   22,479	       20,454       	20,454
Retained earnings                         	40,190	       50,500	       49,777
Accumulated other comprehensive income   	(12,396) 	   	(17,176)	    	(13,686)
	TOTAL STOCKHOLDERS' EQUITY		              50,340	      	55,793	      	58,560
			TOTAL LIABILITIES AND
		STOCKHOLDERS' EQUITY	                 $	984,429	  $	1,076,162	  $	1,058,793

See accompanying notes to consolidated financial statements.

                       THREE RIVERS BANCORP, INC.
	                  CONSOLIDATED STATEMENTS OF INCOME
             	(In thousands, except share and per share data)
                               Unaudited

                                     		Three Months Ended			Nine Months Ended
	                                         	September 30,    			September 30,
	                                         	2000	  		1999	    2000   		1999
INTEREST INCOME
   Interest and fees on loans:
         Taxable                         	$	9,927	$	9,383	$	29,034	$	27,980
         Tax exempt                         	 157	    136	     529	     367
   Deposits with banks                        	 7     	 7	      16	      19
   Investment securities:
      Available for sale                   	7,458 	 6,981	  23,455	  17,651
      Held to maturity                        		-		 1,477	      	-		  6,348
          Total Interest Income        	   17,549	 17,984 	 53,034  	52,365

INTEREST EXPENSE
 	Deposits                               	  6,530	  4,681	  17,172	  14,394
   	Federal funds purchased and securities
      sold under agreements to repurchase     267	    267  	   872   	  757
   	Other short-term borrowings              	368	    483	   1,284	   1,284
   	Advances from Federal Home Loan Bank    4,009   5,038   13,442 	 13,485
  	Long-term debt                            		46	    	74 		   150		    212
 Total Interest Expense                  		11,220		10,543 		32,920	 	30,132
NET INTEREST INCOME                         6,329   7,441	  20,114	  22,233
	Provision for loan losses                  		150	    	75 		   450    		225
NET INTEREST INCOME AFTER PROVISION FOR
   	LOAN LOSSES                             6,179	  7,366 	 19,664 	 22,008

NON-INTEREST INCOME
   	Trust fees                                	39	    251	     189	     762
   	Net realized gains (losses) on
           investment securities            	   -	     20    	(501)   	 273
   	Net realized gains (losses) on loans
          held for sale                      	  -      (9)	      1	     (22)
   	Wholesale cash processing fees           	 152	   159	     417	     477
   	Service charges on deposit accounts        529	   466	   1,460	   1,391
   	Bank owned life insurance                	 141	   135	     429	     412
   	Other income                             		350	  	344		  1,019  		1,048
         Total Non-Interest Income       	   1,211	 1,366	   3,014  	 4,341

NON-INTEREST EXPENSE
   	Salaries and employee benefits        	  2,405  2,329	   7,333	   7,014
   	Net occupancy expense                  	   432    426	   1,410  	 1,397
   	Equipment expense                         	380    391	   1,222 	  1,114
   	Professional fee                        	  353	   372	     900	     976
   	Supplies, postage, and freight           	 220	   244	     740	     742
   	Miscellaneous taxes and insurance          183	   146     	531     	418
   	FDIC deposit insurance expense          	   29	    49	      87	     148
   	Amortization of goodwill and core
           deposit intangibles                 	98    	99 	    296	     278
   	OREO expense                            	1,134   		70    2,500     	100
   	Spin-off costs	                              -	     -	     777	       -
   	Other expense                            		969		1,165	  	2,961	  	3,513
         Total Non-Interest Expense       	$	6,203	$	5,291	$	18,75  $	 15,700

	CONTINUED ON NEXT PAGE

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
CONTINUED FROM PREVIOUS PAGE
(In thousands, except per share data)
    Unaudited
                                     		Three Months Ended			Nine Months Ended
	                                        	September 30,	    	September 30,
                                       	2000	    		1999	   		2000	   		1999
INCOME BEFORE INCOME TAXES	            $	1,187	  $	3,441	   $	3,921	 $	10,649
   Provision for income taxes            		342   		1,023      		366		   3,168
INCOME FROM CONTINUING OPERATIONS	         845	    2,418	     3,555	    7,481

Income (loss) from discontinued mortgage
 banking operations, net of income taxes     -		       3		     (267)		    200
NET INCOME                              	$	845	  $	2,421	   $	3,288	  $	7,681

PER COMMON SHARE DATA:
	Basic:
		Income from continuing operations	    $	0.13	   $	0.36	    $	0.53	   $	1.12
		Net income		                            0.13		    0.36		     0.49		    1.15
		Average shares outstanding	        6,674,212	6,651,499	 6,671,995	6,675,928
	Diluted
		Income from continuing operations	    $	0.13	   $	0.36	    $	0.53	   $	1.11
		Net income	                             0.13	     0.36	      0.49	     1.14
		Average shares outstanding	        6,674,224	6,702,089	 6,672,247 6,738,639
 Cash dividends declared	                 0.12	      N/A	      0.24	      N/A

See accompanying notes to consolidated financial statements.

                         THREE RIVERS BANCORP, INC.
	       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       	                    (In thousands)
	                              Unaudited

                                                          	Accumulated
				                                                          Other
	                    Preferred Common 	Retained          	Comprehensive
                     		Stock  	 Stock	 Surplus		Earnings   		Income			  Total


Balances, January 1,
	2000	                  $	-	  $	2,015	 $	20,454	$	50,500	 $	(17,176)	$	55,793

Effect of spin-off from
	USBANCORP, Inc.		        -		  (1,948)		  1,948		      -		        -		       -
Elimination of equity from
	discontinued mortgage
	banking operation		      -		       -		       - 	(10,159)		       -	 	(10,159)
Stock options exercised
	(9,842 shares)		         -		       -		      77		      -		        -		      77
Net Income		              -		       -		       -		  3,288		        -   		3,288
Dividends declared		      -		       -		       -	 	(3,439)		       -		  (3,439)
Other comprehensive
	income (loss), net
	of tax		                 -		       -		       -		      -		    4,780		   4,780
Balance, September 30,
	2000	                  $	-	     $	67	 $	22,479	$	40,190	 $	(12,396)	$	50,340

See accompanying notes to consolidated financial statements.

                         THREE RIVERS BANCORP, INC.
	                    CONSOLIDATED STATEMENTS OF CASH FLOWS
	                                (In thousands)
	                                  Unaudited

	                                                      Nine Months Ended
		                                                        September 30,
		                                                     2000		      	1999
OPERATING ACTIVITIES
Net Income                                            	$   3,288	$    7,681
Loss (income) from discontinued mortgage banking
 operations	                                                 267	     (200)
Income from continuing operations	                         3,555    	7,481
Adjustments to reconcile net income from continuing
  operations to net cash provided by operating
  activities:
Provision for loan losses	                                   450     	 225
Depreciation and amortization expense                       	609 	     657
Amortization expense of goodwill and core deposit
  intangibles                                               	296      	278
Net (accretion) amortization of investment securities 	     (274)	     763
Net realized losses (gains) on investment securities	        501     	(273)
Net realized (gains) losses on loans sold                    	(1)	      22
Decrease (increase) in accrued income receivable	            598   	   (41)
Increase (decrease) in accrued expense payable	              478	      (42)
	Net decrease (increase) in other assets	                    382   	(2,461)
	Net (decrease) increase in other liabilities	            (1,890)      194
Net cash provided by operating activities	                 4,704 	   6,803

INVESTING ACTIVITIES
Purchases of investment securities and other short-term
  investments - available for sale                      	(14,895)	(251,504)
Purchases of investment securities and other short-term
  investments - held to maturity	                             -	   (13,720)
Proceeds from maturities of investment securities and
   other short-term investments - available for sale	     37,356   	33,217
Proceeds from maturities of investment securities and
   other short-term investments - held to maturity	            -    28,399
Proceeds from sales of investment securities and
   other short-term investments - available for sale	     57,956  	133,284
Long-term loans originated                             	 (64,024)	 (133,906)
Principal collected on long-term loans	                   50,585 	  132,284
Loans sold or participated	                                9,994	       293
Net (increase) decrease in credit card receivable and
 other short-term loans                                    	(116)	      892
Net cash received from branch transaction	                     -    	10,762
Purchases of premises and equipment	                        (531)    (1,546)
Proceeds from sale of premises and equipment	                493        109
Net cash provided by (used in) investing activities	      76,818	   (61,436)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                      	50,248	   (25,033)
Net (decrease) increase in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                       	49,076	    37,145
Net principal (paydowns) advances
   from Federal Home Loan Bank                	         (185,000)   	49,985
Principal borrowings on long-term debt	                        -        	43
Repayments of long-term debt                              	(579)	         -
Cash dividends paid	                                      (2,637)   (5,831)
Net cash (used in) provided by financing activities    	 (88,892)    56,309

NET CHANGE IN CASH EQUIVALENTS                         	  (7,370)     1,676

CASH EQUIVALENTS AT JANUARY 1                         	   24,228 	   18,616

CASH EQUIVALENTS AT SEPTEMBER 30	                       $ 16,858 	 $ 20,292

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

For the spin-off of Three Rivers Bank to be considered "tax-free", USBANCORP, Inc. petitioned to and received from the Internal Revenue Service a private letter ruling. This private letter ruling contains certain commitments on the part of the Company including no change in control for a two-year period and a requirement to raise capital within one year after the spin-off. The requirement to raise capital could include issuing capital stock in connection with a business combination.

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

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company's results will be included in the consolidated federal income tax return of USBANCORP, Inc. through March 31, 2000. For the portion of the year beginning April 1, 2000, the Company will file its own consolidated federal income tax return with the Internal Revenue Service. The Company made payments to USBANCORP, Inc. for federal income taxes of $1,382,000 in the first three months of 2000 as compared to $2,289,000 for the first nine months of 1999. During the second and third quarter 2000, the Company made payments totaling $1,265,000 for federal income taxes. Total interest expense paid amounted to $32,442,000 in 2000's first nine months compared to $29,165,000 in the same 1999 period.

3. Recent Accounting Pronouncement

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years after June 15, 2000. The Company will adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value.

Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in derivatives' fair value will be either offset against the changes in fair value or expected future cash flows of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company is assessing its hedging methods and strategies in light of the standard's requirements. The impact of adoption of the provisions of the statement on the Company's financial position and results of operations will depend on the financial position of the Company and the nature, purpose and fair values of the derivatives in place as of January 1, 2001. Given the dynamic nature of these considerations, the Company cannot currently estimate the ultimate impact of adoption. Greater volatility in earnings and shareholders' equity is likely to occur upon and subsequent to adoption of the statement. This volatility, however, is not expected to have a material impact.

4.   	Comprehensive Income

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

                                        Three Months Ended 	Nine Months Ended
 		                                      	 	September 30,  			September 30,
	                                       2000  	    1999  	  2000     1999
Net income 	                            $   845    $2,421	  $3,288 	 $ 7,681

Other comprehensive income, before tax:

Unrealized holding gains (losses) on
  investment securities                   	7,040 	 (6,134) 	 6,853	  (22,459)
Less: reclassification adjustment for gains
  (losses) included in net income    	         -  	    20	    (501) 	    273
Other comprehensive income (loss)
    before tax                            	7,040 	 (6,154)   7,354  	(22,732)
Income tax expense (credit) related to
 items of other comprehensive income     	 2,464 	 (2,154)   2,574	   (7,956)
Other comprehensive income (loss),
 net of tax                               	4,576	  (4,000)   4,780	  (14,776)
Comprehensive income                      $5,421	 $(1,579) $ 8,068 	$ (7,095)

5.   Investment Securities

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

Investment securities available for sale:

                           			 September 30, 2000

                                            	Gross 	   Gross     Estimated
	                                Book     	Unrealized	Unrealized 	  Fair
	                                Value        Gains	    Losses	     Value
  U.S. Treasury	                 $  4,071	 $       14	 $      - 	$    4,085
  U.S. Agency                     	18,182	          -	     (797)	    17,385
  State and municipal  	           31,319	          3	   (2,019)    	29,303
  U.S. Agency mortgage-backed
     securities                  	380,147	         53	  (15,358)   	364,842
  Other securities<F1>	            34,556	          5	   (1,195) 	   33,366
       Total	                    $468,275	 $       75	$ (19,369)	 $ 448,981

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At September 30, 2000, 98.0% of the portfolio was rated "AAA" compared to 98.2% at September 30, 1999. Less than 1.0% of the portfolio was rated below "A" or unrated on September 30, 2000.

6.	Loans and Loans Held for Sale

The loan portfolio of the Company consists of the following
(in thousands):

                              September 30    December 31       September 30
                                		2000	         		1999		             	1999
     Commercial	                $ 48,244       	$ 45,861          	$ 53,369
     Commercial loans secured
        by real estate          	224,808        	207,067	           187,189
     Real estate - mortgage	     182,547        	193,850	           198,338
     Consumer	                    27,574	         33,042	            30,211
  Loans and loans held for sale	 483,173	        479,820	           469,107
     Less:  Unearned income	          39	             58	                68
     Loans, net of unearned
        income	                $ 483,134	      $ 479,762	         $ 469,039

Real estate-construction loans were not material at these presented dates and comprised 2.7% of total loans net of unearned income at September 30, 2000. The Company has no credit exposure to foreign countries or highly leveraged transactions.

7.	Allowance for Loan Losses and Charge-Off Procedures

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

When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan or the determined uncollectible portion is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                  		Three Months Ended  	Nine Months Ended
                                     		September 30,     			September 30,
	                                  		2000	   		1999			    2000	   		1999
Balance at beginning of period	    $ 5,064 	 $  5,590 	 $ 5,021 	  $ 6,104
Charge-offs:
     Commercial                   	      - 	        5 	     184     	  682
     Real estate-mortgage  	             - 	       31     	 146 	      208
     Consumer   	                       14 	       38 	      66         76
     Total charge-offs  	               14 	       74 	     396  	     966

Recoveries:
     Commercial  	                      75      	   -    	   89     	  200
     Real estate-mortgage            	   - 	        - 	      98       	 15
     Consumer     	                      6	         9 	      19         22
     Total recoveries  	                81 	        9 	     206 	      237

Net (recoveries) charge-offs 	         (67) 	      65	      190 	      729
Provision for loan losses   	          150 	       75       450 	      225
Balance at end of period   	       $ 5,281 	 $  5,600  $  5,281 	  $ 5,600

As a percent of average loans,
net of unearned income:
Annualized net (recoveries)
  charge-offs                    	  (0.06)%  	  0.06%	    0.05%   	  0.21%
Annualized provision for loan
           losses                  	 0.13%    	 0.06%   	 0.13% 	    0.07%
Allowance as a percent of loans,
net of unearned income at
  period end                         1.09% 	    1.19%   	 1.09%    	 1.19%
Total classified loans          	 $ 10,626 	 $ 18,674 	 $ 10,626   $18,674

8.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $593,000 at September 30, 2000, and $6,928,000 at September 30, 1999, being specifically identified as impaired and a corresponding allocation reserve of $50,000 at September 30, 2000 and $500,000 at September 30, 1999. The average outstanding balance for loans being specifically identified as impaired was $600,000 for the first nine months of 2000 compared to $5,194,000 for the first nine months of 1999. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first nine months of 2000 or 1999.

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

                	  	September 30, 2000	December 31, 1999	September 30, 1999
                          		Percent of	      	Percent of       		Percent of
		                          Loans in 		       Loans in 		         Loans in
		                            Each 		           Each 		            Each
		                          Category 	        Category 	 	        Category
                   	Amount	 to Loans 	 Amount	to Loans 	  Amount 	to Loans
Commercial	          $ 514  	10.0%	    $ 914	   9.6%	     $  800	 11.4%
Commercial
  loans secured
  by real estate	    2,474  	46.5  	   1,285	  43.2  	     1,028	 39.9
Real Estate -
  mortgage	            315  	37.8  	     519	  40.4  	       188	 42.3
Consumer	              164   	5.7       	185	   6.8         	205	  6.4
Allocation to
  general risk    	  1,814      -      2,118      -        3,379	    -

     Total	        $ 5,281  100.0%	  $ 5,021  100.0%	    $ 5,600	100.0%

Although real estate-mortgage loans comprise approximately 38% of the Company's total loan portfolio, only $315,000 or 6.0% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At September 30, 2000, management of the Company believes the allowance for loan losses is adequate to cover estimated losses within the Company's loan portfolio. Although the allowance is allocated to specific components of the loan portfolio, it is available to cover any losses regardless of the component of the loan portfolio.

9.	Non-performing Assets

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

                                  September 30   	December 31    September 30
		                                   2000      		    1999     		     1999
Non-accrual loans		               $  2,271		      $ 2,056       		$ 8,173
Loans past due 90 days or more           -          		154  	   	      387
Other real estate owned		            3,836		        6,866       		    422
Total non-performing assets	      	$ 6,107	      	$ 9,076       		$ 8,982

Total non-performing assets as
 a percent of loans, net of
 unearned income, and other
 real estate owned                 	1.25%	         	1.92%         		1.91%

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

                                    		Three Months Ended 		Nine Months Ended
                                        		September 30,   			September 30,
                                     	2000 	     1999	     2000     	1999
Interest income due in accordance
   with original terms	               $  13   	$  142	    $  40 	  $  168
Interest income recorded	               (2) 	       -	      (6)	      (7)
Net reduction in interest income	     $  11	   $  142	    $  34	   $  161

10.  Off-Balance Sheet Hedge Instruments

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

Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of September 30, 2000, are as follows:

     Borrowed Funds Hedges

The Company, through its prior affiliation with USBANCORP, Inc., entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between daily and one year are being used to fund fixed-rate agency mortgage-backed securities with durations
ranging from three to five years.   Under the swap agreements, the
Company pays a fixed-rate of interest and receives a floating-rate, which resets either monthly, quarterly, or annually. For the $40 million interest rate cap, the Company only receives payment from the counter party if the federal funds rate goes above the 5.00% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first nine months of 2000 performance:

                                    Fixed  	Floating            	Impact
	Notional	   Start	   Termination	  Rate	   Rate	     Repricing	 On Interest
	Amount	     Date	    Date	         Paid	   Received	 Frequency	 Expense

	$30,000,000	10-25-99	10-25-00	     6.17%	  6.31%	    Quarterly	 $ (32,725)
	40,000,000	 10-25-99	10-25-01	     6.41%	  6.31%	    Quarterly	    30,033
	40,000,000	  5-01-99	 4-30-00	     5.00%	  5.75%	    Monthly	     (87,411)
				                                                           			$(90,103)

The $40 million dollar swap, which matured April 30, 2000, was not replaced with any other swap agreement.

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties in the interest rate swap agreements is remote.

The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $300 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at September 30, 2000, or September 30, 1999.

11.   Goodwill and Core Deposit Intangible Assets

The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $2.5 million of core deposit intangible assets on its balance sheet. $1.4 million of this core deposit intangible was established in the first quarter of 1999 with the purchase of a branch. As of September 30, 2000, the Company's goodwill has been fully amortized. A reconciliation of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1999		           	 	$ 2,838
     Amortization expense				                       (296)
     Balance at September 30, 2000	           		 $ 2,542

The Company is amortizing core deposit intangibles over
periods ranging from five to ten years.
The straight-line method of amortization is being used.
It is important to note that this intangible
amortization expense is not a future cash outflow.   The following
table reflects the future amortization expense of the intangible assets (in thousands):

                Remaining 2000 		 $     96
                      2001	 	       	  380
                      2002		           380
                      2003		        	  380
                      2004		        	  380
                2005 and after	      	 926

12.   Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at September
30, 2000, (in thousands, except percentages):

	    Type	          	Maturing        	Amount              	Weighted
					                                                      Average
					                                                      Rate

	Open Repo Plus		    Overnight	       $   62,726	          6.77%

	Advances and        		2000	              60,000	          6.61
	wholesale     	      	2001             	 58,876	          6.40
	repurchase     	     	2002	               6,000          	7.25
	agreements     	      2005 	             50,000	          7.06
              			     	2010 and after	    50,000	          5.99
Total Advances and			                    224,876	          6.53
wholesale repurchase
agreements

Total FHLB Borrowings		                 $287,602	          6.59%

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

13.  Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2000, the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2000, and 1999, as well as, December 31,
1999, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category. The table below is stated showing the pro forma effect of the discontinued operations (equity has been reduced by the discontinued operations that were dividended to USBANCORP, Inc. on April 1, 2000.)

                                                            		  	  To Be Well
                                             		              Capitalized Under
                                 	 	          For Capital    Prompt Corrective
As of September 30, 2000         Actual   Adequacy Purposes  Action Provisions
                            Amount  Ratio   Amount   Ratio     Amount    Ratio
		                                    	 (In thousands, except ratios)
Total Capital (to Risk
  Weighted Assets)
	Three Rivers Bancorp, Inc. $65,475 	12.58	 $41,625	  8.00	    $52,031	 10.00
 Three Rivers Bank          	65,057	 12.50	  41,624	  8.00     	52,031	 10.00

Tier 1 Capital (to Risk
  Weighted Assets)
Three Rivers Bancorp, Inc.  	60,194 	11.57	  20,813  	4.00	     31,219  	6.00
 Three Rivers Bank         		59,776	 11.49 		20,812 	 4.00     	31,218	  6.00

Tier 1 Capital (to Average
  Assets)
	Three Rivers Bancorp, Inc. 	60,194  	6.14  	39,193  	4.00     	48,991  	5.00
 Three Rivers Bank         		59,776 	 6.10  	39,192 	 4.00     	48,990 	 5.00

14. Subsequent Events

	On November 6, 2000, the Company sold the REO property located in Spartansburg, South Carolina.
This REO property was previously written down to fair market value.
 As a result of previous write-downs, no gain or loss was recognized from the transaction. The property, which had a book value of $3.7 million, is a component of other assets in the above financial statements. This transaction was financed through the Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER
31, 1999

 ...BALANCE SHEET OVERVIEW... The Company's total consolidated assets were $984 million at September 30, 2000, compared with $1.076 billion at December 31, 1999, which represents a decrease of $92 million. During the first nine months of 2000, total loans and loans held for sale increased $3.4 million as loan originations exceeded principal paydowns. Total investment securities decreased $73.3 million during the first nine months of 2000 as a result of the Company selling $58 million from the portfolio in addition to normal principal repayments. Cash and due from banks decreased $7.4 million, or 30.4%, during the first nine months of 2000. The use of this cash, combined with the proceeds from investment security sales and principal repayments as well as from increased deposits were used to reduce borrowings. The remainder of the decrease in total assets results primarily from the dividend payment to USBANCORP, Inc. for the net assets of the Company's mortgage banking subsidiary.

Total deposits increased by $50.2 million, or 8.8%, since December 31, 1999 and were used to provide partial funding for the repayment of FHLB borrowings. The Company's total borrowed funds position decreased $136.5 million, or 31.1%, during the period. Total equity declined by $5.5 million due to the dividend payment to USBANCORP, Inc. of $10.2 million representing the net assets of the Company's discontinued mortgage banking subsidiary. This payment, however, was partially offset by a $4.8 million increase to equity as a result of a decrease in the unrealized investment security holding losses, net of tax, over the period.

 .....LOAN QUALITY.....The following table sets forth information concerning Three Rivers Bancorp's loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans at a rate materially less than that of market rates: (in thousands, except percentages):

                                     September 30 	December 31  September 30
                                        	2000      		1999          1999
Total loan delinquency (past due
      30 to 89 days)	                 $  4,245  	   $  4,011 	   $  4,101
     Total non-accrual loans	            2,271        	2,056       	8,173
     Total non-performing assets<F1>	    6,107  	      9,076 	      8,982
     Loan delinquency, as a percentage
        of total loans, net of unearned
        income                          	0.88%	        0.84%	       0.87%
    Non-accrual loans, as a percentage
 of total loans, net of unearned income  0.47%  	      0.43%	      1.74%
     Non-performing assets, as a
     percentage of total loans,
     net of unearned income,
     and other real estate owned        	1.25%        	1.92%	      1.91%

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

Between September 30, 2000, and December 31, 1999, total loan delinquency increased $234,000, causing the delinquency ratio to increase four basis points to 0.88%. Total non-performing assets decreased by $3.0 million since December 31,1999 causing the non-performing assets to total loans, net of unearned income and OREO, ratio to decrease to 1.25%. The decrease in non-performing assets is primarily due to a $2.2 million write down during the first nine months of 2000 for a property foreclosed on during the third quarter of 1999. This property, which represents a commercial construction project classified as other real estate owned, was written down to estimated net realizable value, and was sold in the fourth quarter of 2000 (see Note 14).

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                   	September 30 	December 31 	September 30
	                                      2000     	     1999        1999
Allowance for loan losses	           $ 5,281  	     $ 5,021      	$ 5,600
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans, net of
     unearned income	                  1.09%	         1.05%   	      1.19%
     total delinquent loans
       (past due 30 to 89 days)	      124.41        	125.18       	 136.55
     total non-accrual loans	         232.54        	244.21        	 68.52
     total non-performing loans	       81.05        	 82.76        	 45.62

Since December 31, 1999, the balance in the allowance for loan losses has increased $260,000 while the balance of total loans increased by $3.4 million. The increase in the allowance for loan losses is the result of the increase in outstanding loan levels, as well as a shift of the loan portfolio from 1-4 family mortgage loans to loans that are more commercial in nature. The Company's allowance for loan losses at September 30, 2000, was 233% of non-accrual loans.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

 .....PERFORMANCE OVERVIEW.....   Three Rivers Bancorp, Inc. was spun
off from USBANCORP, Inc. on April 1, 2000. Accordingly, the following results represent the first two quarters in which Three
Rivers Bancorp, Inc has operated as an independent company.

The Company's income from continuing operations for the third quarter of 2000 totaled $845,000 or $0.13 per share on a diluted basis. The third quarter 2000 results are lower when compared with the $2.4 million or $0.36 per diluted share for the third quarter of 1999.

The Company's return on equity (ROE) averaged 6.97% for the third quarter of 2000 compared to 18.95% ROE in the third quarter of 1999.

Net interest income decreased by $1.1 million, or 14.9%, as a result of rising interest rates causing compression in the net interest margin from 3.02% in the third quarter of 1999 to 2.68% in the third quarter of 2000.

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

                                 		 Three Months Ended    Three Months Ended
                                    September 30, 2000    September 30, 1999
 Income from continuing operations     	 $   845               	$2,418
 Diluted earnings per share        	        0.13                	 0.36
 Return on average equity                	  6.97%          	     18.95%
 Return on average assets       	           0.34%                	0.92%
 Average diluted common
    shares outstanding                   	 6,674                	6,702

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the third quarter of 2000 to the third quarter of 1999 (in thousands, except percentages):

                                  Three Months Ended
                                  		September 30,
                             	      2000	      1999 	   $ Change  	% Change
Interest income	                  $ 17,549  	$ 17,984     (435)    	(2.4)
Interest expense                 	  11,220  	  10,543      677	      6.4
Net interest income                 	6,329     	7,441  	(1,112)   	(14.9)
Tax-equivalent adjustment	             115        233     (118)    (50.6)
Net tax-equivalent
   interest income	                $ 6,444  	 $ 7,67    (1,230)   	(16.0)

Net interest margin                 	2.68% 	   3.02% 	  (0.34)%	     N/M

N/M - Not meaningful

Three Rivers Bancorp's net interest income on a tax-equivalent basis decreased by $1.2 million, or 16.0%, due primarily to compression of the net interest margin percentage. Total average earning assets decreased $59.1 million during the third quarter 2000 compared to the same period of 1999. This resulted from a $73.1 million, or 13.4%, decrease in investment securities, which was partially offset by an increase in total loans of $14.2 million, or 3.1%.

The income reduction from this decrease in earning assets was coupled with a 34 basis point decline in the net interest margin to 2.68%. The drop in the net interest margin reflects a 21 basis point increase in the earning asset yield, but was more than offset by a 70 basis point increase in the cost of funds. During the third quarter, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased further margin compression as a result of the leverage program the Company has had in place over the last five years.

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

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the third quarter of 2000 decreased by $553,000 or 3.0% when compared to the same 1999 period. This decrease was due to the $59.1 million or 5.9% decrease in total average earning assets. Within the earning asset base, the yield on the total loan portfolio increased by 33 basis points to 8.34% due to the upward repricing of floating-rate loans and the shift in the loan portfolio to the higher yielding commercial and commercial real estate loans. The yield on total investment securities increased by three basis points to 6.35% due the slow down of prepayments and the corresponding decrease in the amortization of premiums.

The Company's total interest expense for the third quarter of 2000 increased by $677,000, or 6.4% when compared to the same 1999 period. This higher interest expense was due to a 70 basis point increase in the yield on interest bearing liabilities, to an average of 5.33% for the third quarter of 2000. This, however, was partially offset by the decrease in average interest bearing liabilities of $67.7 million, or 7.5%.

The decrease in interest-bearing liabilities results from a decrease in borrowed funds of $125.4 million, or 29.4%, which was partially offset by an increase in total deposits of $57.7 million, or 12.1%. The increase in total deposits is primarily the result of special rate incentives offered by the Bank to increase the certificate of deposit portfolio. As a result, certificate of deposits increased $73.7 million, or 23.9%. The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations. FHLB advances had an average cost of 6.09% in the third quarter of 2000 which was 65 basis points higher than their cost in the prior year third quarter and 124 basis points greater than the average cost of deposits which was 4.85% in the third quarter. Overall, the Company's total cost of funds increased by 70 basis points to 5.33%.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $110 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 9.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the third quarter of 2000, the level of short-term borrowed funds and FHLB advances to total assets averaged 30.5%. At quarter end the Company had borrowed funds to total assets of 30.7%, which is within the parameters set by the Board of Directors of the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Three Months Ended September 30 (In thousands, except percentages)

                                            2000   	 	                  1999
                                        		Interest                     	Interest
                              	Average   	Income/  	Yield/	 Average    	Income/  Yield/
	                              Balance	   Expense 	 Rate  	 Balance	    Expense  Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	          $ 476,653 	$  10,122	8.34%	  $  462,471 	$  9,552	8.01%
   Deposits with banks           	   599         	7	4.45          	857        	7	3.10
   Federal funds sold                	32	         -	1.67	            -	        -	   -
   Total investment securities	  474,059      7,535	6.35    	  547,152  	  8,658	6.32

 Total interest earning
   assets/interest income       	951,343	    17,664	7.37 	   1,010,480 	  18,217	7.16
Non-interest earning assets:
   Cash and due from banks	       14,961                     			17,295
   Premises and equipment	         5,153                      			5,363
   Other assets	                  16,069 	                    		22,409
   Allowance for loan losses  	   (5,164)			                    (5,588)
TOTAL ASSETS	                  $ 982,362 	                 		$1,049,959

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand    	$  41,901  	$     78 0.74%   	$   43,625	 $   107 0.97%
   Savings	                       64,010    	   364	2.26        	67,817	     324	1.90
   Money markets	                 47,446	       383 3.21        	57,927	     431 	2.96
   Other time	                   382,131	     5,705	5.94 	     308,387	    3,821 	4.91
   Total interest bearing
      deposits                  	535,488	     6,530	4.85       	477,756	   4,681 	3.89
   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings               	38,089	       635	6.52       	55,778      	750 	5.26
   Advances from Federal
      Home Loan Bank            	261,131     	4,009	6.09      	367,914     5,038 	5.44
   Long-term debt	                 1,900	        46 9.81         2,828        74	10.24
Total interest bearing
   liabilities/interest expense 	836,608	    11,22 	5.33      	904,276   	10,543 	4.63
Non-interest bearing liabilities:
   Demand deposits	               87,897	                     		85,135
   Other liabilities              	9,372	                      		9,441
   Stockholders' equity	          48,485			                     51,107
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY      	$  982,362	                 		$1,049,959

Interest rate spread	                             		2.04                   			    2.53
Net interest income
   net interest margin		                     6,444 	2.68%       		         7,674 	3.02%
Tax-equivalent adjustment		                  (115)                  			     (233)
Net Interest Income	                       	$6,329                  		   	$7,441

 ...PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the third quarter of 2000 totaled $150,000 or 0.13% of average total loans which represented a $75,000 increase from the provision level experienced in the 1999 third quarter. The Company recognized net loan recoveries of $67,000, or 0.06% of average loans in the third quarter of 2000. The higher provision in 2000 was due to continued growth of the commercial and commercial mortgage loan portfolio. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note 6 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

 .....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2000 totaled $1.2 million which represented a $155,000, or 11.3%, decrease when compared to the same 1999 quarter. This decrease was primarily due to the following items:

a $212,000 decrease in trust fees as the Company has entered into an agreement in which it receives a flat monthly fee for trust referrals, and no longer has its own trust department.

this decrease in trust fees, however, was partially offset by a $63,000 increase in service charges on deposit accounts as a result of the Company amending its fee structure.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2000 totaled $6.2 million which represented a $912,000, or 17.2%, increase when compared to the same 1999 quarter. This increase was primarily due to the following items:

a net $76,000 increase in salary and employee benefits resulted from the spin-off necessitating new positions and the elimination of others.

a $1.1 million increase in OREO expense, which is primarily the result of a $1.1 million write down of an Other Real Estate Owned property that was acquired through a foreclosure on a commercial real estate loan.

the above increases in the components of non-interest expense are partially offset by a $196,000, or 16.8%, decrease in other expenses during the third quarter 2000 compared to the third quarter 1999.
 The decrease is primarily the result of a decrease in advertising expenditures of $83,000 and a reduction of expenses incurred for services provided by USBANCORP, Inc. of $136,000.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the third quarter of 2000 decreased $681,000 to $342,000 from September 30, 1999 as a result of the lower level of pre-tax income.
 The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $8.3 million have been provided as of September 30, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-
interest expense divided by total revenue) increased to 81.1% for the three months ended September 30, 2000 compared to 57.6% for the same period of 1999. Factors contributing to the higher efficiency ratio in 2000 included the compression experienced in the net interest margin and an increased level of non-interest expenses, which included $1.1 million of OREO expenses.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999

 .....PERFORMANCE OVERVIEW..... At March 31, 2000, Three Rivers Bank
was a wholly owned subsidiary of USBANCORP, Inc. On April 1, 2000, USBANCORP, Inc. executed its approved Board of Directors plan to split USBANCORP, Inc.'s banking subsidiaries into two separate publicly traded companies.

Under the tax-free spin-off plan, 100% of the shares of Three
Rivers Bancorp, Inc, were distributed as a dividend to the shareholders of the USBANCORP as a 1 for 2 stock dividend based on their existing USBANCORP ownership. Standard Mortgage Company
(SMC), a mortgage banking company and subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to USBANCORP prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off, the pre-tax results of the first nine months of 2000 were negatively affected by $777,000 of spin-off related costs, which negatively effected after-tax earnings per share by $0.08. During the first quarter of 2000, the Internal Revenue Service completed its examination of USBANCORP, Inc.'s federal income tax returns (of which the Company was included) through the 1997 tax year. As a result of a change in the estimate of the Company's income tax liability, the Company reversed tax expense accruals of $750,000, resulting in an income tax provision for the first nine months of 2000 of only $366,000.

The Company's income from continuing operations and exclusive of the aforementioned spin-off costs for the nine months ended September 30, 2000, totaled $4.1 million or $0.62 per share on a diluted basis. The results of the first nine months of 2000 are lower when compared with the $7.5 million or $1.11 per diluted share for the first nine months of 1999.

The Company's return on equity (ROE) averaged 10.16% for the first nine months of 2000 compared to 17.47% ROE reported in the first nine months of 1999.

Net interest income decreased by $2.1 million or 9.5% as a result of rising interest rates causing compression in the net interest margin from 3.09% in the first nine months of 1999 to 2.78% in the same period of 2000. The Company's equity base has been adversely effected by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                      Nine Months Ended    Nine Months Ended
                                     September 30, 2000   September 30, 1999
 Income from continuing operations         	 $ 3,555           	$ 7,481
 Diluted earnings per share                 	   0.53             	 1.11
 Return on average equity                  	  10.16%        	     17.47%
 Return on average assets                  	   0.47%             	 0.98%
 Average diluted common
    shares outstanding                      	 6,672            	  6,739

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the nine months ended September 30, 2000 to the nine months ended September 30, 1999 (in thousands, except percentages):

                                  Nine Months Ended
                                   		September 30,
                              	    2000   	     1999  	 $ Change  	% Change
Interest income	                  $ 53,034  	$ 52,365     	669  	    1.3
Interest expense	                   32,920  	  30,132    2,788       9.3
Net interest income                	20,114    	22,233  	(2,119)     (9.5)
Tax-equivalent adjustment	             445        706     (261)    (37.0)
Net tax-equivalent
   interest income	               $ 20,559  	$ 22,939   (2,380)   	(10.4)

Net interest margin	                 2.78%     	3.09%   (0.31)%     	N/M

N/M - Not meaningful

Three Rivers Bancorp net interest income on a tax-equivalent basis decreased by $2.4 million, or 10.4%, due primarily to compression of the net interest margin. Total average earning assets were $8.3 million, or 0.8%, lower in the first nine months of 2000 due to a $20.9 million, or 4.0%, decrease in investment securities. This decrease, however, was partially offset by a $12.5 million, or 2.7%, increase in total loans. The Company was able to achieve solid loan growth in commercial and commercial real estate loans of $32 million, or 13.5%, when compared to the first nine
months of 1999.   During the same period the comparably lower
yielding residential real estate loans decreased by $16 million or 8%.

Although average earning assets decreased, the Company was able to obtain an income benefit in total interest income as a result of investing in higher yielding assets, while divesting in those that yielded less. The income benefit from this change in the composition of earning assets was more than offset by a 31 basis point decline in the net interest margin to 2.78%. The drop in the net interest margin reflects an 11 basis point increase in the earning asset yield, but was more than offset by a 48 basis point increase in the cost of funds.

  The Company has, however, in the
first nine months of 2000, sold $58 million in securities to help reduce interest rate risk and decrease further margin compression as a result of the leverage program Three Rivers Bank has had in place over the last five years.

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

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first nine months of 2000 increased by $408,000 or 0.8% when compared to the same 1999 period.
 This increase resulted from the increased investment in the higher yielding loan portfolio while divesting in the lower yielding investment security portfolio. The positive effects of this repositioning, however, were partially offset by the $8.3 million, or 0.8%, decrease in average earning assets over the comparable periods. Within the earning asset base, the yield on the total loan portfolio increased by 16 basis points to 8.23% due to the upward repricing of floating-rate loans and the shift in the loan portfolio to the higher yielding commercial and commercial real estate loans.
 The yield on total investment securities increased by four basis points to 6.36% due to the slow down of prepayments and the corresponding decrease in the amortization of premiums.

The Company's total interest expense for the nine months ended September 30, 2000 increased by $2.8 million or 9.3% when compared to the same 1999 period. This higher interest expense was due to a 48 basis point increase in the rate paid on interest bearing liabilities, to an average of 5.09% for the first nine months of 2000. The higher interest rate paid, however, was partially offset by a $10.6 million, or 1.2%, decrease in average interest bearing liabilities. The decline in interest bearing liabilities included a $27 million decrease in FHLB Advances, which was partially offset by growth in total deposits of $24 million, or 5.0%. The funding from deposit growth, along with cash flow from investment securities were used to paydown the higher costing borrowings. FHLB advances had an average cost of 5.87% in the first nine months of 2000, which was 45 basis points higher than their cost in the prior year first nine months and 138 basis points greater than the average cost of deposits, which was 4.49% in the first nine months of 2000.
Overall, the Company's total cost of funds increased by 48 basis points to 5.09

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $110 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 9.) The Company also has asset liability policy parameters, which limit the maximum amount of borrowings to 40% of total assets.
 For the nine months ended September 30, 2000, the level of short-term borrowed funds and FHLB advances to total assets averaged 35.0%. At September 30, 2000, the Company had borrowed funds to total assets of 30.7%, which is within the parameters set by the Company. The Company plans to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Nine Months Ended September 30 (In thousands, except percentages)

                                     		2000			                      1999
	                                    	 Interest                    	Interest
	                           Average	   Income/  	Yield/	Average    	Income/  	Yield/
	                           Balance	   Expense  	Rate  	Balance	    Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	       $ 474,953 	$ 29,681	 8.23%	 $  462,426 	$  28,439	8.07%
   Deposits with banks	         1,125       	16	 1.84       	1,052        	19	2.39
   Federal funds sold and
     securities purchased
     under agreements
     to resale                    	12	        - 	1.99 	         -	          -	   -
Total investment securities   497,874 	  23,782 	6.36  	  518,780   	  24,613	6.32

 Total interest earning
   assets/interest income	    973,964   	53,479 	7.29    	982,258     	53,071	7.18
Non-interest earning assets:
   Cash and due from banks	    15,607 			                  16,504
   Premises and equipment	      5,277                    			4,989
   Other assets	               15,129 	                  		24,570
   Allowance for loan losses   (5,090)			                  (5,898)
TOTAL ASSETS	               $1,004,887                			$1,022,423

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand  $   42,030 	$    246  0.78% 	$   44,315	  $   323 	0.97%
   Savings	                     63,901	      999 	2.09      	66,727    	  891 	1.79
   Money markets	               50,012    	1,168	 3.12      	58,513    	1,306 	2.98
   Other time	                 352,550	   14,759 	5.56      314,551	   11,874 	5.05

 Total interest bearing
        deposits	              508,493   	17,172	 4.49     	484,106	   14,394 	3.98
   Short term borrowings:
    Federal funds purchased,
      securities sold under
 agreements to repurchase and
 other short-term borrowings	   46,262	    2,154	6.12   	   53,818	     2,041 	5.13
   Advances from Federal
      Home Loan Bank 	         305,763	   13,443 	5.87    	332,505    	13,485 	5.42
   Long-term debt	               2,092	      151  9.62       2,756        212	10.40
Total interest bearing
liabilities/interest expense  	862,610   	32,920 	5.09    	873,185    	30,132 	4.61
Non-interest bearing liabilities:
   Demand deposits             	86,224                   			82,443
   Other liabilities	            9,385		                    	9,694
   Stockholders' equity	        46,668			                   57,101
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	    $1,004,887	               		$1,022,423

Interest rate spread	                          		2.20   			                    2.57
Net interest income/
   net interest margin                  		20,559	2.78% 		              22,939 	3.09%
Tax-equivalent adjustment		                (445)			                      (706)
Net Interest Income                    		$20,114			                    22,233

 ...PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first nine months of 2000 totaled $450,000 or 0.13% of average total loans which represented a $225,000 increase from the provision level experienced in the same period for 1999. The Company's net loan charge-offs amounted to $190,000 or 0.05% of average loans in the first nine months of 2000. The higher provision in 2000 was due to continued growth of the commercial and commercial mortgage loan portfolio. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 6 and the Allowance for Loan Losses section of the MD&A.)

 .....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2000 totaled $3.0 million, which represented a $1.3 million or 30.6% decrease when compared to the same 1999 period.
This decrease was primarily due to the following items:

a $774,000 decrease in gains realized on investment security sales, the first quarter of 2000 had losses on sales of the investment portfolio of $501,000 as the Company sold approximately $58 million in securities and used the proceeds to pay down short-term advances at the FHLB.

a $573,000 decrease in trust fees as the Company has entered into an agreement in which it receives a flat monthly fee for trust referrals, and no longer has its own trust department.

a $60,000 or 12.6% decrease in wholesale cash processing fees to $417,000, as the Company has experienced a decrease in the number of wholesale customers.

These decreases, however, were partially offset by an increase in service charges on deposit accounts of $69,000, or 5.0% as a result of the Company amending its fee structure.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2000 totaled $18.8 million which represented a $3.1, or 19.5%, increase when compared to the same 1999 period. This increase was primarily due to the following items:

as a result of the spin-off, the Company had $777,000 of non-recurring spin-off costs. The expense is primarily the result of stock registration and professional fees.

a net $319,000 increase in salary and employee benefits resulted from the spin-off necessitating new positions and the elimination of others at the beginning of the second quarter.

a $2.4 million increase in OREO expense, which is primarily the result of a $2.3 million write down of an Other Real Estate Owned property, that was acquired through a foreclosure on a commercial real estate loan.

the above increases in the components of non-interest expense are partially offset by a $552,000, or 15.7%, decrease in other expenses for the first nine months of 2000 as compared to the same period in 1999. The decrease is the result of a decrease in advertising expenditures of $250,000 and a reduction of expenses incurred for services provided by USBANCORP, Inc. of $376,000.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first nine months of 2000 was $366,000 reflecting a change in estimate of the Company's income tax liability of approximately $750,000 as a result of closing tax years through 1997. The
Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $8.3 million have been provided as of September 30, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-
interest expense divided by total revenue) increased to 79.6% in the first nine months of 2000 compared to 57.9% for the same period of 1999. Factors contributing to the higher efficiency ratio in 2000 included the compression experienced in the net interest margin and an increased level of non-interest expenses which included spin-off costs and OREO expense.

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

The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

                        		  September 30    December 31   September 30
                               2000             1999   	  	  1999


Six month cumulative GAP
RSA........................	$   239,775    	$   270,835   	$  258,266
RSL.......................	   (258,713)   	   (487,774)  	    (389,180)
Off-balance sheet
 		   hedges...............	    40,000         (70,000)         40,000
	GAP.......................	$  (58,938)    	$  (146,939)  	$  (170,914)
GAP ratio..............	         0.80X  	        0.65X           0.60X
GAP as a % of total
   		   assets................	 (5.99)%	       (13.65)%       	(16.27)%
One year cumulative GAP
RSA......................  	$   323,631    	$ 357,263      	$ 359,272
RSL......................	     (352,314)     (664,707)  	    (479,760)
   			Off-balance sheet
   hedges..............    	     40,000       (40,000)              -
GAP......................	$    (68,683)   	$ (267,444)   	$ (120,488)
GAP ratio..............         0.82X  	         0.57X 	         0.75X
GAP as a % of total
   assets...............      	 (6.98)%	       (24.85)%	      (11.47)%

When September 30, 2000, is compared to December 31, 1999, both the Company's six month and one year cumulative GAP ratios became less negative due primarily to a decrease in the Company's short-term FHLB borrowings.

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


The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at September 30, 2000, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the September 30, 2000, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                  		Variability of  		Change In
  	Interest Rate   	Net Interest     	Variability of       	Market Value of
      	Scenario	      Income	         Net Income	           Portfolio Equity

      	Base	            0%	                0%	                   0%
	      Flat         	 0.2              	 0.6                	(10.5)
  200bp increase    	(5.6) 	           (18.0)	               (42.9)
	 200bp decrease	     1.2  	             3.8  	               58.2

As indicated in the table, the maximum negative variability of Three Rivers Bancorp's net interest income and net income over the next twelve month period was (5.6%) and (18.0%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (42.9%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

LIQUIDITY

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $7.4 million from December 31, 1999 to September 30, 2000. During the first nine months of 2000 there was $76.8 million of net cash provided by investing activities and $4.7 million of net cash provided by operating activities. This was more than offset by $88.9 million of net cash used by financing activities. Within investing activities, sales of investment securities exceeded cash proceeds needed for security purchases by $43 million. Cash advanced for new loan fundings totaled $64 million and exceeded the cash received from loan principal payments by $13 million. Within financing activities, net deposits increased by $50 million due primarily to growth in certificates of deposits. Notwithstanding the decrease in cash equivalents, management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

CAPITAL RESOURCES

As presented in Note 13 the Company exceeds all regulatory capital ratios at September 30, 2000. Furthermore, the Company is considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium. All risk based capital ratios included in this presentation are presented on pro forma basis, after the internal spin-off of Standard Mortgage Corporation from the Company to USBANCORP, Inc.

Three Rivers Bank declared and paid Common Stock dividends of $1.8 million in the first quarter of 2000, which were the last dividends that will be paid to USBANCORP, Inc. as part of the dividends to the Company's former parent company. The Company's Board of Directors believes that dividends are a key component of total shareholder return, particularly for retail shareholders. During the second and third quarter of 2000, the Company declared a $0.12 per share dividend. The second quarter dividend was paid during the third quarter while the third quarter dividend was paid early in the fourth quarter.

FORWARD LOOKING STATEMENT

This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors include the following: (i) risk resulting from the spin-off and the operation of Three Rivers Bancorp as a separate independent company, (ii) the effect of changing regional and national economic conditions; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, real estate, consumer, and other lending activities; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company's market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (xi) changes in consumer spending and savings habits; (xii) unanticipated regulatory or judicial proceedings; and (xiii) other external developments which could materially impact the Company's operational and financial performance.

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

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

         	None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        					Three Rivers Bancorp, Inc.
                                        					Registrant

Date: November 13, 2000                   			\s\ Terry K. Dunkle
                                         					Terry K. Dunkle
			                                          	Chairman, President and
				                                        	 Chief Executive Officer


Date: November 13, 2000                  				\s\ Anthony M.V. Eramo
		                                         			Anthony M.V. Eramo
					                                         Vice President and
					                                         Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

October 19, 2000

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

\s\Terry K. Dunkle	              			\s\Anthony M.V. Eramo
Terry K. Dunkle				                		Anthony M.V. Eramo
Chairman, President &			           		Vice President &
Chief Executive Officer			         		Chief Financial Office

Independent Accountants' Review Report

The Audit Committee of the Board of Directors
Three Rivers Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheet of Three Rivers Bancorp, Inc. (Three Rivers) as of September 30, 2000, and the related consolidated statements of income, for the three and nine month periods then ended, and the consolidated statements of cash flows and changes in stockholders' equity for the nine month period then ended. These consolidated financial statements are the responsibility of Three Rivers' management. We did not make a similar review of the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of income for the three and nine month periods then ended and the consolidated statements of cash flows for the nine month period then ended.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated balance sheet of Three Rivers as of September 30, 2000, and the related consolidated statements of income, for the three and nine month periods then ended, and the consolidated statements of cash flows and changes in stockholders' equity for the nine month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated balance sheet of Three Rivers
Bancorp, Inc. as of     December 31, 1999, was audited by other
auditors whose report dated January 28, 2000, expressed an unqualified opinion on that statement.

/s/ Ernst & Young
Pittsburgh Pennsylvania
October 19, 2000

October 19, 2000

The Audit Committee of the Board of Directors
Three Rivers Bancorp, Inc.

We are aware of the incorporation by reference in the Registration Statement (Nos. 333-39160 and 333-39166) of Three
Rivers Bancorp, Inc. of our report dated October 19, 2000 relating to the unaudited consolidated interim financial statements of Three Rivers Bancorp, Inc. that are included in its Form 10-Q for the quarter ended September 30, 2000.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania