Form 10-K
period 2000-12-31
THREE RIVERS BANCORP INC
filed 2001-03-20
CIK 1103585

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-29083

                           THREE RIVERS BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                                    25-1843375
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   2681 MOSSIDE BOULEVARD, MONROEVILLE, PA                       15146-3315
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (412) 666-8063

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001 was approximately $59,242,506.50.

     The number of shares of Common Stock outstanding on January 31, 2001 6,676,212.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

  PART I
  Item 1.    Business....................................................    2
  Item 2.    Properties..................................................   10
  Item 3.    Legal Proceedings...........................................   11
  Item 4.    Submission of Matters to a Vote of Security Holders.........   11

  PART II
  Item 5.    Market for the Registrant's Common Stock and Related
               Stockholder Matters.......................................   11
  Item 6.    Selected Consolidated Financial Data........................   11
  Item 7.    Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations.............   13
  Item 7A    Quantitative and Qualitative Disclosures about Market
               Risk......................................................   29
  Item 8.    Consolidated Financial Statements and Supplementary Data....   30
  Item 9.    Changes In and Disagreements With Accountants On Accounting
               and
               Financial Disclosure......................................   62

  PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   62
  Item 11.   Executive Compensation......................................   64
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   70
  Item 13.   Certain Relationships and Related Transactions..............   72

  PART IV
  Item 14.   Exhibits, Consolidated Financial Statement Schedules, and
               Reports on Form 8-K.......................................   72
             Signatures..................................................   75

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Three Rivers Bancorp, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of Three Rivers Bank (the "Bank") on April 1, 2000 from USBANCORP, Inc.

     On April 1, 2000, USBANCORP, Inc. executed its approved Board of Directors plan to split it's banking subsidiaries into two separate publicly traded companies and Three Rivers Bancorp, Inc. was formed. On this date, Three Rivers Bank was spun-off from USBANCORP, Inc. and into the Company.

     Under the tax-free spin-off plan, 100% of the shares of Three Rivers Bancorp, Inc., were distributed as a dividend to the shareholders of USBANCORP as a 1 for 2 stock dividend based on their existing USBANCORP ownership. Standard Mortgage Company ("SMC"), a mortgage banking company, a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the USBANCORP prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off of SMC, on April 1, 2000, total assets and equity at Three Rivers Bank decreased by $10,159,000, the net equity of SMC. The results of operations from SMC are reported as discontinued operations, net of income tax, for all periods presented.

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

     The Company's principal activities consist of owning and operating its wholly owned subsidiary, Three Rivers Bank (the "Bank"). At December 31, 2000, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $947 million, $632 million and $59 million, respectively. The Company and the subsidiary entity derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entity in general management and financial and strategic planning. The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board").

THREE RIVERS BANCORP, INC. BANKING SUBSIDIARY: THREE RIVERS BANK

     Three Rivers Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 24 locations in Allegheny, Westmoreland and Washington Counties, Pennsylvania, Three Rivers Bank conducts a general retail banking business consisting of granting commercial, consumer, construction, mortgage and student loans, and offering checking, interest bearing demand, savings and time deposit services. It also operates 24 ATMs that are affiliated with MAC, a regional ATM network, and Plus System, a national ATM network.

     Three Rivers Bank also offers wholesale banking services to merchants, governmental units, and other large commercial accounts. Such services include balancing services, lock box accounts, and providing coin and currency. Additionally, TRB Financial Services Corporation, a wholly owned subsidiary of Three Rivers Bank was formed on August 5, 1997. TRB Financial Services Corporation engages in the sale of annuities and mutual funds.

     Under a tax-free spin-off plan, 100% of the shares of the holding company for Three Rivers Bank, Three Rivers Bancorp, Inc., were distributed as a dividend to the shareholders of the Company in proportion to their existing USBANCORP, Inc. ownership. Standard Mortgage Company (SMC), a mortgage banking company, formerly a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the USBANCORP, Inc. prior to consummation of the Three Rivers Bank spin-off.

     Three Rivers Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.

     Three Rivers Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

     As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve System, Three Rivers Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at and for the year ended December 31, 2000:

Headquarters................................................  Monroeville, PA
Chartered...................................................             1965
Total Assets (99.9% of the Company's total).................         $947,021
Total Investment Securities (100.0% of Company's total).....         $424,121
Total Loans (net of unearned income) (100.0% of the
  Company's total)..........................................         $488,925
Total Deposits (100.0% of the Company's total)..............         $633,292
Total Net Income (108.0% of the Company's total)............           $5,094
Asset Leverage Ratio........................................            6.01%
2000 Return on Average Assets...............................            0.51%
2000 Return on Average Equity...............................           10.55%
Total Full-time Equivalent Employees (100.0% of the
  Company's total)..........................................              243
Number of Offices (100.0% of the Company's total)...........               24

EXECUTIVE OFFICERS

     Information relative to current executive officers of the Company or its subsidiary is listed in the following table:

                                           OFFICE WITH THREE RIVERS BANCORP,
NAME                       AGE                  INC., AND/OR SUBSIDIARY
----                       ---             ---------------------------------
Terry K. Dunkle..........  59    Chairman and CEO of Three Rivers Bancorp, Inc. and
                                 Three Rivers Bank
W. Harrison Vail.........  60    President and COO of Three Rivers Bancorp, Inc. and
                                 Three Rivers Bank
Vincent L. Locher........  36    Senior Vice President and Chief Lending Officer of
                                 Three Rivers Bancorp, Inc. and Three Rivers Bank
Harry G. King............  52    Senior Vice President of Bank Operations & Support
                                 Services of Three Rivers Bancorp, Inc. and Three
                                 Rivers Bank
Anthony M.V. Eramo.......  35    Vice President and Chief Financial Officer of Three
                                 Rivers Bancorp, Inc. and Three Rivers Bank
Gary M. McKeown..........  56    Senior Vice President and Chief Credit Officer of
                                 Three Rivers Bancorp, Inc. and Three Rivers Bank

     Mr. Dunkle became Chairman and CEO of Three Rivers Bancorp, Inc. on April 1, 2000 when Three Rivers Bank was spun-off from USBANCORP, Inc. and into the newly formed Three Rivers Bancorp, Inc. In February 1994, Mr. Dunkle was appointed Chairman, President and Chief Executive Officer of USBANCORP, Inc. In April 1998, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of USBANCORP, Inc. Prior to joining USBANCORP, Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania.

     Mr. Vail has served as Three Rivers Bancorp, Inc.'s President and Chief Operating Officer since its organization on April 1, 2000. Mr. Vail is also the President and Chief Operating Officer of Three Rivers

Bank. Mr. Vail has served as the President and Chief Executive Officer of Three Rivers Bank from 1985 to March 2000. Prior to 1985, Mr. Vail held positions with Fayette Bank and Trust Company, Burnett Bank in Florida and the Yough Valley National Bank of Connellsville, where he served as Executive Vice President.

     Mr. King is Senior Vice President of Bank Operations and Support Services, a position he has held since 1998. Mr. King joined Three Rivers Bank in 1972 and has held various positions at the bank, including: Management Trainee, Branch Manager, Branch Manager, Branch Coordinator, Assistant Cashier, Assistant Vice President and Vice President of Marketing.

     Mr. Locher has served as Three Rivers Bancorp, Inc.'s Senior Vice President and Chief Lending Officer since 1996. Mr. Locher joined Three Rivers Bank in 1990 as a commercial loan officer. Prior to joining the Bank, Mr. Locher was a commercial loan review officer for the Bank's former parent company, USBANCORP, Inc. Prior to joining USBANCORP, Inc., Mr. Locher was employed by Dominion Bank in Roanoke, Virginia as a participant in their management training program.

     Mr. Eramo has served as Three Rivers Bancorp, Inc.'s Vice President and Chief Financial Officer since its organization on April 1, 2000. Prior to that, Mr. Eramo served as Vice President and Manger of Specialized Accounting for USBancorp, Inc. Prior to joining USBancorp, Inc., Mr. Eramo was Vice President and Chief Financial Officer of Sentry Savings and Loan in Stamford, Connecticut.

     Mr. McKeown has served as Three Rivers Bancorp, Inc.'s Senior Vice President and Chief Credit Officer since its organization on April 1, 2000. Prior to that, Mr. McKeown served in the same capacity for USBancorp, Inc. since 1986. Prior to that, Mr. McKeown was employed by Equibank in commercial lending, loan review and credit.

MONETARY POLICIES

     Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

COMPETITION

     The subsidiary entity faces strong competition from other commercial banks, savings banks, savings and loan associations, credit unions and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Bank Corporation and PNC Financial Services Group, Inc., which are substantially larger and have greater financial resources than the subsidiary entities. As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entity will also increase. For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage houses, consumer finance companies, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA

     Three Rivers Bancorp, Inc.'s primary market area is Western Pennsylvania, specifically, Allegheny County with emphasis on the Mon-Valley. Three Rivers Bancorp has three offices in Westmoreland County near the Allegheny County border and three offices in Washington County; two in the City of Washington and one in the southeast boundary of Washington County. Three Rivers Bancorp, Inc.'s primary market area is approximately a 50 miles radius with a population of approximately 2 million people. The largest employer is UPMC Health Systems, which, in the last several years, has purchased or merged with many of the small hospitals in the outlying suburbs of Pittsburgh. Per capita income is approximately $37,000. Unemployment rates, with the exception of factory cuts, averaged 3.65% for 2000. The employment growth rate, though on the increase, is at a lower rate than national average. Jobs grew by 41,600 or approximately 1% in 2000.

     Three Rivers Bancorp, Inc.'s market area economy, for the most part, is very stable and diversified. The market area economy doesn't have a lot of peaks and valleys as higher-growth areas do.

     Pittsburgh is in its third renaissance. A new football stadium, a new baseball park, and a expanded convention center are currently in construction. Many of the bridges are being restored and repaired. The first leg of the Mon-Valley Expressway is under construction. Planning for the second leg would continue the expressway to downtown Pittsburgh and the turnpike in Monroeville.

EMPLOYEES

     The Company employed approximately 243 persons as of December 31, 2000, in full- and part-time positions.

COMMITMENTS AND LINES OF CREDIT

     The Company's banking subsidiary is obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $8.2 million at December 31, 2000. In addition, the subsidiary bank has issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2000, the Company's banking subsidiary had unused loan commitments of approximately $87.9 million.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

          I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 17, 18, 24, 25, 26 and 27.

         II. Investment Portfolio Information required by this section is presented on pages 5, 6, 7, 37 and 38.

        III. Loan Portfolio Information required by this section appears on pages 7, 8, 38, 39 and 40.

         IV.  Summary of Loan Loss Experience Information required by this section is presented on pages 20, 21, 22 and 39.

          V. Deposits Information required by this section follows on pages 9 and 41.

         VI. Return on Equity and Assets Information required by this section is presented on page 12 and 13.

        VII. Short-Term Borrowings Information required by this section is presented on pages 9 and 10.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At December 31, 2000, 100% of the securities portfolio was classified as available for sale.

     The following table sets forth the book and market value of the Company's investment portfolio as of the periods indicated:

     Investment Securities Available for Sale at:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Book Value:
  U.S. Treasury....................................  $  4,061    $  5,033    $     --
  U.S. Agency......................................    18,300      17,838      16,025
  State and municipal..............................    29,352      60,480       2,326
  Mortgage-backed securities.......................   337,853     431,008     290,703
  Other securities.................................    34,555      34,561      17,169
Total book value of investment securities available
  for sale.........................................  $424,121    $548,920    $326,223
Total market value of investment securities
  available for sale...............................  $416,745    $522,264    $327,669
Market value to book value.........................      98.3%       95.1%      100.4%

     During the second half of 1999, the Company in preparation for liquidity needs for Year 2000 sold $2.5 million of mortgage backed securities that had been purchased in 1993 through 1995 and classified as held to maturity. The Company believed the sales were allowable under the provision of SFAS #115 which permits the sale of held to maturity mortgage backed securities after a substantial portion (85%) of the principal had been collected through prepayments. The Company, however, misinterpreted this provision and computed the 85% paydown factor against the principal outstanding at issuance as opposed to using the principal outstanding at the point the Company purchased the securities in the secondary market. As a result of this interpretation error, the Company tainted its held to maturity portfolio and transferred all securities classified as held to maturity to available for sale. The time period for the taint will be two years. The Company is prohibited from using the held to maturity classification until the third quarter of 2001. At the time of the transfer, these securities had an amortized cost of $131.9 million and a market value of $128.2 million. Prior to the transfer, approximately 60% of the Company's investment securities were already classified as available for sale. With the entire portfolio now being classified as available for sale, the Company will have greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale portfolio does inject more volatility in the book value of equity but has no impact on regulatory capital.

     Investment Securities Held to Maturity at:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Book Value:
  U.S. Treasury....................................  $     --    $     --    $  5,089
  U.S. Agency......................................        --          --          --
  State and municipal..............................        --          --      51,718
  Mortgage-backed securities.......................        --          --      93,181
  Other securities.................................        --          --          --
Total book value of investment securities held to
  maturity.........................................  $     --    $     --    $149,988
Total market value of investment securities held to
  maturity.........................................  $     --    $     --    $151,398

     The total securities portfolio decreased by approximately $124.8 million between December 31, 2000, and December 31, 1999, and increased by $72.7 million between year ended 1999 and 1998. The decline in 2000 is attributed to the use of cashflows from investment security sales, maturities and principal repayments to paydown higher costing borrowings. The growth in 1999 resulted from the Company aggressively purchasing securities due to expected continuation of strong cash flow from mortgage-backed securities.

     At December 31, 2000, investment securities having a book value of $353.3 million were pledged as collateral for public funds, and FHLB borrowings.

     The Company and its subsidiary, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2000.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 2000, 97.8% of the portfolio was rated "AAA" compared to 98.1% at December 31, 1999. Less than 1.8% was rated below "A" or unrated at December 31, 2000.

LOAN PORTFOLIO

     The following table sets forth the Company's loans by major category as of the dates set forth below:

                                                     AT DECEMBER 31
                                  ----------------------------------------------------
                                    2000       1999       1998       1997       1996
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Commercial......................  $ 44,569   $ 45,861   $ 53,563   $ 39,003   $ 32,352
Commercial loans secured by real
  estate........................   237,830    207,067    167,091    171,377    148,231
Real estate-mortgage(1).........   181,066    193,850    213,067    225,008    216,483
Consumer........................    25,491     33,042     34,565     31,396     35,162
  Total loans...................   488,956    479,820    468,286    466,784    432,228
  Less: Unearned income.........       (31)       (58)       (92)      (169)      (300)
  Total loans, net of unearned
     income.....................  $488,925   $479,762   $468,194   $466,615   $431,928

---------------
(1) At December 31, 2000 and 1999, real estate-construction loans constituted 2.6% and 2.4% of the Company's total loans, net of unearned income, respectively.

     Total loans, net of unearned income, increased by $9.2 million, or 1.9%, between December 31, 1999, and December 31, 2000. This growth occurred in commercial mortgage loans secured by real estate, which increased by $30.8 million, or 14.9%. This growth, however, was partially offset by decreases in the remaining loan categories. The higher loan totals in commercial mortgages secured by real estate resulted from increased production from both middle market and small business lending (loans less than $250,000). This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and existing customers being a source of additional relationships and referrals. Other factors contributing to the loan growth were a stable economic environment.

     Total residential mortgage loans decreased $12.8 million or 6.6% between 2000 and 1999 as growth in adjustable-rate mortgage loans was offset by principal amortization in the existing fixed-rate mortgage loan portfolio. The Company is also selling the majority of new fixed-rate mortgage product to assist in asset/liability positioning and to reduce the Company's overall dependence on residential mortgage loans. Total consumer loans declined by $7.6 million or 22.9% in 2000, $1.5 million or 4.4% in 1999, increased $3.2 million or 10.1% in 1998 and again declined $3.8 million or 10.7% in 1997. The overall drop was due to the net run-off in the consumer loan portfolio and the Company scaling back its consumer loan operation.

     The amount of loans outstanding by category as of December 31, 2000, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                                 MORE
                                                                 THAN
                                                               ONE YEAR
                                                  ONE YEAR     THROUGH         OVER        TOTAL
                                                  OR LESS     FIVE YEARS    FIVE YEARS     LOANS
                                                  --------    ----------    ----------    --------
                                                           (IN THOUSANDS, EXCEPT RATIOS)
Commercial......................................  $ 24,217     $  9,125      $ 11,227     $ 44,569
Commercial loans secured by real estate.........    49,410       56,491       131,929      237,830
Real estate-mortgage............................    19,665       30,536       130,865      181,066
Consumer........................................     8,014       13,214         4,263       25,491
Total...........................................   101,306      109,366       278,284      488,956
Loans with fixed-rate...........................    27,891       67,979       204,153      300,023
Loans with floating-rate........................    73,415       41,387        74,131      188,933
Total...........................................   101,306      109,366       278,284      488,956
Percent composition of maturity.................     20.72%       22.37%        56.91%      100.00%
Fixed-rate loans as a percentage of total
  loans.........................................     27.53%       62.16%        73.36%       61.36%
Floating-rate loans as a percentage of total
  loans.........................................     72.47%       37.84%        26.64%       38.64%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     At December 31, 2000, 61.4% of total loans were fixed-rate, which was comparable with the prior year total of 59.9%. The stability in the fixed-rate percentage between years reflects continued customer preference for fixed-rate loans in this overall low interest rate environment. To mitigate the interest rate risk associated with fixed rate loans, many of the commercial loans have prepayment penalties. Also, a good portion of the commercial real estate loan growth has occurred in the five to ten year fixed-rate area. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations -- Interest Rate Sensitivity."

COMMERCIAL

     This category includes credit extensions to commercial and industrial borrowers. These credits are typically secured by business assets, including accounts receivable, inventory and equipment. Advance rates on accounts are limited to 80% of eligible receivables and 50% of raw materials and finished goods inventory. Overall balance sheet strength and profitability are considered when analyzing these credits, with special attention given to current and historical cash flow coverage. Policy permits flexibility in determining acceptable coverage ratios. In general, new customer cash flow coverage ratios are 1.2 to 1 and existing customer ratios seldom fall below 1.1 to 1. Personal guarantees are frequently required, however, as the strength of the borrower increases our ability to obtain personal guarantees decreases. In addition to economic risk, this category is subject to risk of weak borrower management and industry risk, all of which are considered at underwriting.

COMMERCIAL LOANS SECURED BY REAL ESTATE

     This category includes various types of loans, including acquisition and construction of investment property, owner-occupied and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by Credit Policy and follow industry guidelines and norms and regulatory limitations. Personal guarantees are always required during the construction phase on construction credits and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered at underwriting.

REAL ESTATE -- MORTGAGE

     This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Federal Home Loan Mortgage Corporation ("Freddie Mac") underwriting guidelines, with the exception of Community Reinvestment Act ("CRA") loans, which have more liberal standards. The major risk in this category is that a significant downward economic trend could increase unemployment and cause payment defaults.

CONSUMER

     This category includes consumer installment loans and revolving credit plans. Underwriting standards identify undesirable loans, repayment terms and debt coverage ratios. Loans with debt to income coverage of 45% or less are considered satisfactory. Loans between 46% and 50% require special approval, and loans over 50% are exceptions to policy. The major risk in this category is significant economic downturn.

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                                         2000              1999              1998
                                    ---------------   ---------------   ---------------
                                     AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
                                    --------   ----   --------   ----   --------   ----
                                               (IN THOUSANDS, EXCEPT RATES)
Demand -- non-interest bearing....  $ 86,536     --%  $ 83,442     --%  $ 77,561     --%
Demand -- interest bearing........    41,397   0.78     43,769   0.99     43,019   0.97
Savings...........................    63,064   2.15     66,505   1.82     65,399   1.59
Money markets.....................    49,047   3.14     57,235   2.96     50,963   2.84
Other time........................   363,292   5.72    316,227   5.04    310,109   5.42
                                    --------   ----   --------   ----   --------   ----
Total deposits....................  $603,336   3.98%  $567,178   3.99%  $547,051   4.20%

     Total deposits increased by $36.2 million or 6.4% in 2000 due to the Company's effort to raise funding for the repayment of higher costing Federal Home Loan Bank ("FHLB") borrowings. The growth in demand deposits over each of the past two years reflects the success of new business generated in conjunction with the increased commercial lending activity.

     The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 2000:

MATURING IN:
------------                                                  (IN THOUSANDS)
Three months or less........................................     $18,991
Over three through six months...............................          --
Over six through twelve months..............................          --
Over twelve months..........................................         371
Total.......................................................     $19,362

FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31, 2000
                                                   -------------------------------------------
                                                                   SECURITIES         OTHER
                                                    FEDERAL        SOLD UNDER        SHORT-
                                                     FUNDS         AGREEMENTS         TERM
                                                   PURCHASED     TO REPURCHASE     BORROWINGS
                                                   ----------    --------------    -----------
                                                          (IN THOUSANDS, EXCEPT RATES)
Balance..........................................   $ 4,100          $   --         $  5,066
Maximum indebtedness at any month end............    20,815             268           62,726
Average balance during year......................    15,688              66           32,033
Average rate paid for the year...................      6.33%           4.69%            6.26%
Average rate on period end balance...............      6.25              --             6.64
                                                    =======          ======         ========

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                                   -------------------------------------------
                                                                   SECURITIES         OTHER
                                                    FEDERAL        SOLD UNDER        SHORT-
                                                     FUNDS         AGREEMENTS         TERM
                                                   PURCHASED     TO REPURCHASE     BORROWINGS
                                                   ----------    --------------    -----------
                                                          (IN THOUSANDS, EXCEPT RATES)
Balance..........................................   $10,000          $   --         $ 16,150
Maximum indebtedness at any month end............    20,800             786           85,450
Average balance during year......................    19,287             395           42,053
Average rate paid for the year...................      5.11%           3.50%            5.20%
Average rate on period end balance...............      4.75              --             4.06
                                                    =======          ======         ========

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31, 1998
                                                   -------------------------------------------
                                                                   SECURITIES         OTHER
                                                    FEDERAL        SOLD UNDER        SHORT-
                                                     FUNDS         AGREEMENTS         TERM
                                                   PURCHASED     TO REPURCHASE     BORROWINGS
                                                   ----------    --------------    -----------
                                                          (IN THOUSANDS, EXCEPT RATES)
Balance..........................................   $17,355          $  950         $ 23,500
Maximum indebtedness at any month end............    22,500           1,406          115,000
Average balance during year......................    17,151             934           32,389
Average rate paid for the year...................      5.55%           4.13%            5.38%
Average rate on period end balance...............      5.58            5.16             4.31
                                                    =======          ======         ========

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.

     These borrowing transactions range from overnight to one year in maturity. The average maturity was 92 days at the end of 2000, 87 days at the end of 1999, 62 days at the end of 1998.

ITEM 2.  PROPERTIES

     The principal offices of the Company and Three Rivers Bank occupy a two-story building at 2681 Mosside Boulevard in Monroeville. The Company and its subsidiary bank occupy the main office as well as 13 other locations that are owned in fee. Ten additional locations are leased with terms expiring from October 22, 2001, to November 30, 2009.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2001, the Company had 4,984 shareholders of its Common Stock.

COMMON STOCK

     Three Rivers Bancorp, Inc.'s Common Stock began trading on the NASDAQ National Market System on April 1, 2000 under the symbol "TRBC." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:

                                                                                 CASH DIVIDENDS
                                                              CLOSING PRICES        DECLARED
                                                              ---------------    --------------
                                                               HIGH      LOW
                                                              ------    -----
Year Ended December 31, 2000:
  First Quarter.............................................  $   NA    $  NA        $  NA
  Second Quarter............................................   11.50     6.56         0.12
  Third Quarter.............................................    8.44     6.75         0.12
  Fourth Quarter............................................    8.63     7.63         0.12

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth the consolidated financial data of the Company for the year 2000 and the Bank only for all prior periods. The years 1996 thru 1999 exclude the balance sheet data and results of operations of SMC, the Bank's wholly owned subsidiary that was spun off to USBANCORP, Inc. on April 1, 2000 in conjunction with USBANCORP, Inc's spin-off of the Bank.

     The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements included herein under Item 8.

     The capital structure that existed when the Bank operated as part of USBANCORP, Inc. during the years 1996 thru 1999 is not representative of the capital structure of the Company as a separate, independent company in 2000. Accordingly, cash dividends declared has not been presented and per share data for earnings is based on an assumed distribution of one share of Three Rivers Bancorp, Inc. common stock for every two shares of USBANCORP, Inc. common stock outstanding.

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31
                                             -----------------------------------------------------------
                                               2000         1999         1998        1997        1996
                                             ---------   -----------   ---------   ---------   ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income......................  $ 70,415    $   70,816    $ 67,926    $ 65,103    $ 55,439
Total interest expense.....................    44,325        41,082      38,455      36,032      29,371
                                             --------    ----------    --------    --------    --------
Net interest income........................    26,090        29,734      29,471      29,071      26,068
  Provision for loan losses................       600           300         300         113          90
                                             --------    ----------    --------    --------    --------
Net interest income after provision for
  loan losses..............................    25,490        29,434      29,171      28,958      25,978
Total non-interest income..................     4,262         5,653       6,918       5,282       4,866
Total non-interest expense.................    23,831        21,027      20,320      19,598      21,558
                                             --------    ----------    --------    --------    --------
Income from continuing operations, before
  income taxes.............................     5,921        14,060      15,769      14,642       9,286
  Provision for income taxes...............       936         4,090       4,762       4,522       2,523
                                             --------    ----------    --------    --------    --------
Income from continuing operations..........     4,985         9,970      11,007      10,120       6,763
  (Loss)/income from discontinued mortgage
     banking operation, net of taxes.......      (267)          (30)        252       1,286          --
                                             --------    ----------    --------    --------    --------
Net income.................................  $  4,718    $    9,940    $ 11,259    $ 11,406    $  6,763
                                             ========    ==========    ========    ========    ========
Net income applicable to common stock......  $  4,718    $    9,940    $ 11,007    $ 11,406    $  6,763
                                             ========    ==========    ========    ========    ========
PER COMMON SHARE DATA:
Basic:
  Income from continuing operations........  $   0.75    $     1.49    $   1.57    $   1.35    $   0.87
  Net Income...............................      0.71          1.49        1.61        1.52        0.87
Diluted:
  Income from continuing operations........      0.75          1.48        1.54        1.32        0.86
  Net Income...............................      0.71          1.48        1.58        1.49        0.86
Cash dividends declared....................      0.36            NA          NA          NA          NA
Book value at period end...................      8.80          8.38        9.03        7.06        6.19
                                             ========    ==========    ========    ========    ========
BALANCE SHEET AND OTHER DATA:
Total assets...............................  $947,061    $1,065,736    $985,586    $947,669    $838,568
Loans and loans held for sale, net of
  unearned income..........................   488,925       479,762     468,194     466,615     431,928
Allowance for loan losses..................     5,393         5,021       6,104       6,006       6,025
Investment securities available for sale...   416,745       522,264     327,669     279,461     182,793
Investment securities held to maturity.....        --            --     149,988     167,339     180,226
Deposits...................................   631,990       572,695     560,450     525,810     529,337
Total borrowings...........................   244,675       438,394     354,272     360,844     253,529
Stockholders' equity.......................    58,724        45,367      61,031      51,838      47,193
Full-time equivalent employees.............       243           246         260         259         273
                                             ========    ==========    ========    ========    ========

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31
                                             -----------------------------------------------------------
                                               2000         1999         1998        1997        1996
                                             ---------   -----------   ---------   ---------   ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity.............     10.28%        17.92%      18.58%      20.13%      14.49%
Return on average assets...................      0.50          0.97        1.16        1.14        0.87
Loans and loans held for sale, net of
  unearned income, as a percent of
  deposits, at period end..................     77.36         83.77       83.54       88.74       81.60
Ratio of average total equity to average
  assets...................................      4.87          5.39        6.27        5.68        6.00
Common stock cash dividends as a percent of
  net income applicable to common stock....     50.95            NA          NA          NA          NA
Common and preferred stock cash dividends
  as a percent of net income...............     50.95            NA          NA          NA          NA
Interest rate spread.......................      2.12          2.56        2.74        2.96        3.19
Net interest margin........................      2.73          3.07        3.31        3.50        3.71
Allowance for loan losses as a percentage
  of loans and loans held for sale, net of
  unearned income, at period end...........      1.10          1.05        1.30        1.29        1.39
Non-performing assets as a percentage of
  loans and loans held for sale and other
  real estate owned, at period end.........      0.53          1.87        0.66        0.96        1.17
Net charge-offs as a percentage of average
  loans and loans held for sale............      0.05          0.30        0.04        0.03        0.23
Ratio of earnings to fixed charges and
  preferred dividends:(1)
  Excluding interest on deposits...........     1.29X         1.64X       1.84X       1.91X       1.94X
  Including interest on deposits...........      1.13          1.34        1.41        1.41        1.32
One year GAP ratio, at period end..........      0.87          0.57        1.02        0.64        0.84
                                             ========    ==========    ========    ========    ========

---------------
(1) The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M. D. & A.")

     The following discussion and analysis of financial condition and results of operations of Three Rivers Bancorp, Inc. should be read in conjunction with the consolidated financial statements including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     PERFORMANCE OVERVIEW. At March 31, 2000, Three Rivers Bank was a wholly owned subsidiary of USBANCORP, Inc. On April 1, 2000, USBANCORP, Inc. executed its approved Board of Directors plan to split USBANCORP, Inc.'s banking subsidiaries into two separate publicly traded companies.

     Under the tax-free spin-off plan, 100% of the shares of Three Rivers Bancorp, Inc. were distributed as a dividend to the shareholders of USBANCORP, Inc. as a 1 for 2 stock dividend based on their existing USBANCORP, Inc. ownership. Standard Mortgage Company (SMC), a mortgage banking company and subsidiary or Three Rivers Bank, was internally spun-off from Three Rivers Bank to USBANCORP, Inc. prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off, the pre-tax results of 2000 were negatively affected by $777,000 of spin-off related costs, which negatively affected after-tax earnings per share by $0.08. During the first quarter of 2000, the Internal Revenue Service completed its examination of

USBANCORP, Inc.'s federal income tax returns (of which the Company was included) through the 1997 tax year. As a result of a change in the estimate of the Company's income tax liability, the Company reversed tax expense accruals of $750,000, resulting in an income tax provision in 2000 of only $936,000.

     The Company's income from continuing operations and exclusive of the aforementioned spin-off costs for 2000 was $5.5 million or $0.83 on a diluted per share basis compared to income from continuing operations of $9.9 million or $1.48 per share on a diluted basis for 1999 and income from continuing operations of $11.0 million or $1.54 per share on a diluted basis for 1998. When 2000 is compared to 1999, the Company's diluted earnings per share decreased by $0.65 or 43.9% while income from continuing operations declined by $4.5 million or 45.0%. When 1999 is compared to 1998, the Company's diluted earnings per share decreased by $0.06 or 3.9% while income from continuing operations dropped by $1.0 million or 9.1%.

     The Company's total return on average total equity decreased to 10.3% for 2000 compared to 17.9% for 1999 and 18.6% for 1998.

     The decline in total revenue, which includes both net interest income and non-interest income, was a key factor that negatively impacted the Company's financial performance in 2000. Specifically, net interest income decreased by $3.6 million or 12.3% while total non-interest income decreased by $1.4 million or 24.6% when compared to 1999. In addition to this $5.0 million decrease in total revenue, the Company's financial performance was further negatively affected by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $2.8 million or 13.3% higher in 2000 while the provision for loan losses increased by $300,000.

     A higher level of non-interest expense and a decrease in non-interest income more than offset the increase in net interest income, which resulted in a drop in earnings in 1999 compared to 1998. Specifically, total non-interest income decreased by $1.3 million or 18.3% while non-interest expense increased $707,000 or 3.5% from the prior year. This $2.0 million decrease in total revenue was partially offset by higher net interest income. Total net interest income was $263,000 or 0.8% higher in 1999 while the provision for loan losses remained the same. Although income from continuing operations decreased 9.4% from 1998, diluted earnings per share and return on average equity decreased only 3.9% and 3.6%, respectively. This resulted from the success of USBANCORP, Inc.'s common stock repurchase program. As a result of this program, there were 403,000 fewer average diluted shares outstanding in 1999 compared to 1998. The Company's equity base was also reduced by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio.

     The following table summarizes some of the Company's key performance indicators for each of the past three years.

                                                               YEAR ENDED DECEMBER 31
                                                          ---------------------------------
                                                            2000        1999        1998
                                                          --------    --------    ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                  DATA AND RATIOS)
Income from continuing operations.......................   $4,985      $9,970      $11,007
Diluted earnings per share..............................     0.75        1.48         1.54
Return on average equity................................    10.28%      17.92%       18.58%
Return on average assets................................     0.50        0.97         1.16
Average diluted common shares outstanding...............    6,673       6,726        7,129

     NET INTEREST INCOME AND MARGIN. The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table summarizes the Company's net interest income performance for each of the past three years:

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                        (IN THOUSANDS, EXCEPT RATIOS)
Interest income.......................................  $70,415    $70,816    $67,926
Interest expense......................................   44,325     41,082     38,455
                                                        -------    -------    -------
Net interest income...................................   26,090     29,734     29,471
Tax-equivalent adjustment.............................      548        936        782
                                                        -------    -------    -------
Net tax-equivalent interest income....................  $26,638    $30,670    $30,253
Net interest margin...................................     2.73%      3.07%      3.31%

     2000 NET INTEREST PERFORMANCE OVERVIEW. Three Rivers Bancorp, Inc.'s net interest income on a tax-equivalent basis decreased by $4.0 million, or 13.1%, due primarily to compression of the net interest margin. Total average earning assets were $28.1 million, or 2.8%, lower in the 2000 due to a $39.8 million, or 7.6%, decrease in investment securities. This decrease, however, was partially offset by a $11.6 million, or 2.5%, increase in total loans. The Company was able to achieve solid loan growth in commercial real estate loans of $31 million, or 14.9%, when compared to December 31, 1999. During the same period the comparably lower yielding residential real estate loans decreased by $12.8 million or 6.6%.

     Although average earning assets significantly decreased, the Company experienced only a slight decline in total interest income on a tax equivalent basis of $789,000, or 1.1%, from 1999. This resulted from investing in higher yielding assets, while divesting in those that yielded less. This change in the composition of earning assets was more than offset by a 34 basis point decline in the net interest margin to 2.73%. The drop in the net interest margin reflects an 11 basis point increase in the earning asset yield, but was more than offset by a 55 basis point increase in the cost of funds. The Company has, however, in 2000, sold $88 million in securities to help reduce interest rate risk and decrease further margin compression as a result of the leverage program Three Rivers Bank has had in place over the last five years.

     The overall growth in the earning asset base was one strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to +/-7.5% and net income variability to +/-15% over a twelve month period. (See further discussion under Interest Rate Sensitivity).

     COMPONENT CHANGES IN NET INTEREST INCOME: 2000 VERSUS 1999. Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the twelve months of 2000 decreased by $789,000 or 1.1% when compared to the same 1999 period. This decrease resulted from a decline in average earning assets of $28.1 million or 2.8% from the prior year. The negative effect of this decrease, however, was partially offset by repositioning the balance sheet so that there was increased investment in the higher yielding loan portfolio while divesting in the lower yielding investment security portfolio. Within the earning asset base, the yield on the total loan portfolio increased 19 basis points to 8.29% due to the upward repricing of floating-rate loans and the shift in the loan portfolio to the higher yielding commercial and commercial real estate loans. The yield on total investment securities increased by one basis point to 6.35% due to the slow down of prepayments and the corresponding decrease in the amortization of premiums.

     The Company's total interest expense for the twelve months of 2000 increased by $3.2 million or 7.9% when compared to the same 1999 period. This higher interest expense was due to a 55 basis point increase in the rate paid on interest bearing liabilities, to an average of 5.20% for the twelve months of 2000. The higher interest rate paid, however, was partially offset by a $32.0 million, or 3.6%, decrease in average interest bearing liabilities. The decline in interest bearing liabilities included a $50 million decrease in FHLB Advances, which was partially offset by growth in total deposits of $33 million, or 6.8%. The funding from deposit growth, along with cash flow from investment securities were used to paydown the higher costing borrowings. FHLB advances had an average cost of 5.97% in the twelve months of 2000, which was 51 basis points higher than their cost in the prior year and 133 basis points greater than the average cost of deposits, which was 4.64% in the twelve months of 2000. Overall, the Company's total cost of funds increased by 55 basis points to 5.20.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $110 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 18.) The Company also has asset liability policy parameters, which limit the maximum amount of borrowings to 40% of total assets. For the twelve months ended December 31, 2000, the level of short-term borrowed funds and FHLB advances to total assets averaged 33.4%. At December 31, 2000, the Company had borrowed funds to total assets of 25.8%, which is within the parameters set by the Company. The Company plans to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters. Management's goal is to reduce borrowings to no more than 20% of total assets.

     1999 NET INTEREST PERFORMANCE OVERVIEW. The Company's net interest income on a tax-equivalent basis increased by $417,000 or 1.4% due to growth in earning assets. Total average earning assets were $85.1 million higher in 1999 due to a $84.8 million or 19.2% increase in investment securities. The higher level of investment securities resulted in part from the use of funds provided with the First Western Branch acquisition which closed in the first quarter of 1999. As part of this acquisition, the Company acquired approximately $91 million of deposits and $10 million of consumer loans. Loan balances, however, remained relatively stagnant, as loan originations paralleled principal repayments.

     The income benefit from this growth in earning assets was partially offset by a 24 basis point decline in the net interest margin to 3.07%. The drop in the net interest margin reflects a 34 basis point decline in the earning asset yield due primarily to accelerated prepayments in both the securities and loan portfolios in the first half of 1999 and the reinvestment of these cash flows in lower yielding assets. Prepayments slowed considerably in the second half of the year. The decline in the earning asset yield more than offset a 15 basis point drop in the cost of funds due to lower deposit and borrowing costs.

     COMPONENT CHANGES IN NET INTEREST INCOME: 1999 VERSUS 1998. Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 1999 increased by $3.0 million or 4.4% when compared to 1998. This increase was due primarily to the previously mentioned $85.1 million or 9.4% increase in total average earning assets which caused interest income to rise by $3.0 million. This positive factor was partially offset by a 34 basis point drop in the earning asset yield to 7.21%. Within the earning asset base, the yield on total investment securities decreased by 22 basis points to 6.34% while the yield on the total loan portfolio declined by 35 basis points to 8.10%. Accelerated prepayments of mortgage related assets and the reinvestment of this cash into lower yielding assets was the primary factor causing the compression in the earning asset yield.

     The Company's total interest expense for 1999 increased by $2.6 million or 6.8% when compared to 1998. This higher interest expense was due primarily to a $83.3 million increase in average interest bearing liabilities. The growth in interest earing liabilities included a $14 million increase in interest bearing deposits due largely to the deposits acquired with the First Western Branch acquisition net of certificate of deposit run-off. The remainder of the interest bearing liability increase occurred as a result of a $58.4 million or 21.2% increase in FHLB advances, which were used to help fund the previously mentioned earning asset growth. FHLB advances had an average cost of 5.46% in 1999, which was 20 basis points lower than their cost in the prior year but 147 basis points greater than the average cost of deposits, which amounted to 3.99%. The Company was able to reduce its cost of deposits by 21 basis points due primarily to lower costs for certificates of deposit. Overall, the Company's total cost of funds dropped by 15 basis points to 4.65% as the pricing declines for both deposits and borrowings were partially offset by a greater use of borrowings to fund the earning asset base.

     The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) Three Rivers Bancorp, Inc.'s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) Three Rivers Bancorp, Inc.'s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax equivalent yields.

                                                                YEAR ENDED DECEMBER 31
                             --------------------------------------------------------------------------------------------
                                          2000                             1999                           1998
                                        INTEREST                         INTEREST                       INTEREST
                             AVERAGE    INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/
                             BALANCE    EXPENSE     RATE     BALANCE     EXPENSE     RATE    BALANCE    EXPENSE     RATE
                             --------   --------   ------   ----------   --------   ------   --------   --------   ------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income.................  $475,962   $39,994     8.29%   $  464,317   $38,341     8.10%   $464,015   $39,688     8.45%
  Deposits with banks......       973        20     2.05           882        24     2.72         815         8     0.92
  Federal funds sold and
    securities purchased
    under agreements to
    resell.................         9        --     1.98            --        --       --          23         1     5.49
  Investment securities:
    Available for sale.....   486,842    30,949     6.35       386,677    24,418     6.31     283,785    18,510     6.52
    Held to maturity.......        --        --       --       139,990     8,969     6.41     158,117    10,501     6.64
                             --------   -------     ----    ----------   -------    -----    --------   -------    -----
  Total investment
    securities.............   486,842    30,949     6.35       526,667    33,387     6.34     441,902    29,011     6.56
                             --------   -------     ----    ----------   -------    -----    --------   -------    -----
TOTAL INTEREST EARNING
  ASSETS/ INTEREST
  INCOME...................   963,786    70,963     7.32       991,866    71,752     7.21     906,755    68,708     7.55
                             --------   -------     ----    ----------   -------    -----    --------   -------    -----
Non-interest earning
  assets:
  Cash and due from
    banks..................    15,346                           17,003                         14,523
  Premises and equipment...     5,173                            5,092                          4,532
  Other assets.............    15,933                           23,614                         25,425
  Allowance for loan
    losses.................    (5,146)                          (5,810)                        (6,069)
                             --------                       ----------                       --------
TOTAL ASSETS...............  $995,092                       $1,031,765                       $945,166
                             ========                       ==========                       ========
Interest bearing
  liabilities:
  Interest bearing
    deposits:
    Interest bearing
      demand...............  $ 41,397   $   325     0.78%   $   43,769   $   426     0.97%   $ 43,019   $   418     0.97%
    Savings................    63,064     1,357     2.15        66,505     1,210     1.82      65,399     1,042     1.59
    Money market...........    49,047     1,539     3.14        57,235     1,693     2.96      50,963     1,449     2.84
    Other time.............   363,292    20,820     5.72       316,227    15,953     5.04     310,109    16,805     5.42
                             --------   -------     ----    ----------   -------    -----    --------   -------    -----
    Total interest bearing
      deposits.............   516,800    24,041     4.64       483,736    19,282     3.99     469,490    19,714     4.20
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings...............    47,787     3,050     6.29        61,734     3,237     5.17      50,475     2,772     5.49
Advances from Federal Home
  Loan Bank................   284,529    17,067     5.97       334,707    18,284     5.46     276,261    15,633     5.66
Guaranteed junior
  subordinated deferrable
  interest debentures......
Long-term debt.............     1,781       167     9.18         2,699       279    10.48       3,359       336     10.0
                             --------   -------     ----    ----------   -------    -----    --------   -------    -----
TOTAL INTEREST BEARING
  LIABILITIES/ INTEREST
  EXPENSE..................   850,897    44,325     5.20       882,876    41,082     4.65     799,585    38,455     4.80
                             --------   -------     ----    ----------   -------    -----    --------   -------    -----

                                                                YEAR ENDED DECEMBER 31
                             --------------------------------------------------------------------------------------------
                                          2000                             1999                           1998
                                        INTEREST                         INTEREST                       INTEREST
                             AVERAGE    INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/
                             BALANCE    EXPENSE     RATE     BALANCE     EXPENSE     RATE    BALANCE    EXPENSE     RATE
                             --------   --------   ------   ----------   --------   ------   --------   --------   ------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-interest bearing
  liabilities:
  Demand deposits..........    86,536                           83,442                         77,561
  Other liabilities........     9,394                            9,822                          8,790
  Stockholders' equity.....    48,265                           55,625                         59,230
                             --------                       ----------                       --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.....  $995,092                       $1,031,765                       $945,166
                             ========                       ==========                       ========
Interest rate spread.......                         2.12                             2.56                           2.74
Net interest income/net
  interest margin..........              26,638     2.73%                 30,670     3.07%               30,253     3.31%
Tax-equivalent
  adjustment...............                (548)                            (936)                          (782)
                                        -------                          -------                        -------
Net interest income........             $26,090                          $29,734                        $29,471
                                        =======                          =======                        =======

     The average balance and yield on taxable securities was $450.5 million and 6.40%, $466.5 million and 6.35%, and $399.4 million and 6.55% for 2000, 1999, and 1998, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $36.3 million and 5.72%, $60.1 million and 6.25%, and $42.5 million and 6.69% for 2000, 1999, and 1998, respectively.

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The table below sets forth an analysis of volume and rate changes in net interest income on a tax-equivalent basis. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

                                                        2000 VS. 1999                 1999 VS. 1998
                                                     INCREASE (DECREASE)           INCREASE (DECREASE)
                                                      DUE TO CHANGE IN:             DUE TO CHANGE IN:
                                                 ---------------------------   ---------------------------
                                                 AVERAGE   AVERAGE             AVERAGE   AVERAGE
                                                 VOLUME     RATE      TOTAL    VOLUME     RATE      TOTAL
                                                 -------   -------   -------   -------   -------   -------
                                                                      (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income.................   $   859   $   794   $ 1,653   $   19    $(1,366)  $(1,347)
Deposits with banks...........................         2        (6)       (4)       1         15        16
Federal funds sold and securities purchased
  under agreements to resell..................        --        --        --       (1)        --        (1)
Investment securities.........................    (2,491)       53    (2,438)   5,437     (1,061)    4,376
                                                 -------   -------   -------   ------    -------   -------
TOTAL INTEREST INCOME.........................    (1,630)      841      (789)   5,456     (2,412)    3,044
                                                 -------   -------   -------   ------    -------   -------
INTEREST PAID ON:
Interest bearing demand deposits..............       (22)      (79)     (101)       8         --         8
Savings deposits..............................       (59)      206       147       18        150       168
Money market..................................      (268)      114      (154)     182         62       244
Other time deposits...........................     2,553     2,314     4,867      334     (1,186)     (852)
Federal funds purchased, securities sold under
  agreements to repurchase, and other
  short-term borrowings.......................    (4,549)    4,362      (187)     520        (55)      465
Advances from Federal Home Loan Bank..........    (3,229)    2,012    (1,217)   3,183       (532)    2,651
Long-term debt................................       (82)      (30)     (112)     (75)        18       (57)
                                                 -------   -------   -------   ------    -------   -------
TOTAL INTEREST EXPENSE........................    (5,656)    8,899     3,243    4,170     (1,543)    2,627
                                                 -------   -------   -------   ------    -------   -------
CHANGE IN NET INTEREST INCOME.................   $ 4,026   $(8,058)  $(4,032)  $1,286    $  (869)  $   417
                                                 =======   =======   =======   ======    =======   =======

     INVESTMENT MATURITY. The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 2000. Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 2000, the Company's consolidated investment securities portfolio had a modified duration of approximately 3.69 years.

     Investment securities available for sale:

                                                                       AT DECEMBER 31, 2000
                                   ---------------------------------------------------------------------------------------------
                                                     AFTER 1 YEAR BUT    AFTER 5 YEARS BUT
                                    WITHIN 1 YEAR     WITHIN 5 YEARS      WITHIN 10 YEARS     AFTER 10 YEARS         TOTAL
                                   ---------------   -----------------   ------------------   ---------------   ----------------
                                   AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                                   -------   -----   --------   ------   ---------   ------   -------   -----   --------   -----
                                                                   (IN THOUSANDS, EXCEPT YIELDS)
BOOK VALUE
U.S. TREASURY....................  $    --     --%   $ 4,061     6.32%   $     --       --%   $    --     --%   $  4,061   6.32%
U.S. AGENCY......................       --     --      8,397     5.62       9,903     6.40         --     --      18,300   6.05
STATE AND MUNICIPAL..............      275   4.64        389     5.27          --       --     28,688   4.48      29,352   4.49
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES.....................      389   9.40     43,988     5.85     228,615     6.46     64,861   6.26     337,853   6.35
OTHER SECURITIES(1)..............   24,316   7.25      9,251     7.42          --       --        988   7.96      34,555   7.32
                                   -------   ----    -------     ----    --------     ----    -------   ----    --------   ----
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE.............  $24,980   7.25%   $66,086     6.07%   $238,518     6.46%   $94,537   5.74%   $424,121   6.29%
                                   =======   ====    =======     ====    ========     ====    =======   ====    ========   ====
MARKET VALUE
U.S. TREASURY....................  $    --           $ 4,110             $     --             $    --           $  4,110
U.S. AGENCY......................       --             8,354                9,753                  --             18,107
STATE AND MUNICIPAL..............      275               390                   --              27,697             28,362
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES.....................      386            43,236              225,944              63,101            332,667
OTHER SECURITIES(1)..............   24,316             8,325                   --                 858             33,499
                                   -------           -------             --------             -------           --------
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE.............  $24,977           $64,415             $235,697             $91,656           $416,745
                                   =======           =======             ========             =======           ========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     LOAN QUALITY. Three Rivers Bancorp, Inc.'s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan, with approval at appropriate level, and continued periodic credit review after funding is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $500,000 within an 18-month period. In addition, due to the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The following table sets forth information concerning Three Rivers Bancorp, Inc.'s loan delinquency and other non-performing assets. At all dates presented, the

Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or had not made any loans at a rate materially less than that of market rates:

                                                                     AT DECEMBER 31
                                                           -----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    ---------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days)..........   $5,329       $4,011       $5,473
Total non-accrual loans..................................    2,324        2,056        2,553
Total non-performing assets(1)...........................    2,595        9,076        3,116
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income..................     1.09%        0.84%        1.17%
Non-accrual loans as a percentage of total loans and
  loans held for sale, net of unearned income............     0.48         0.43         0.55
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned......................................     0.53         1.87         0.66

---------------
(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments of which some are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.

     Between December 31, 1999 and December 31, 2000, total loan delinquency increased by $1.3 million causing the delinquency ratio to increase to 1.09%. Residential mortgage loans comprise $3.0 million and $2.7 million of total delinquencies as of December 31, 2000 and December 31, 1999, respectively. Total non-accrual loans were relatively consistent between years. The $6.4 million decrease in non-performing assets is due entirely to a $6 million construction loan on a completed assisted living facility that the Company took possession of in the fourth quarter of 1999 and recorded as other real estate owned. This property was sold in the fourth quarter of 2000. The sale was funded by Three Rivers Bank provided financing. During 2000 and 1999, the Company incurred charges of $2.4 million and $500,000, respectively to adjust the book value of the property to estimated fair market value.

     Between December 31, 1998, and December 31, 1999, total loan delinquency declined by $1.5 million causing the delinquency ratio to drop to .84%. Total non-performing assets increased by $6.0 million since year-end 1998 causing the non-performing assets to total loans ratio to increase to 1.87%. This increase resulted from the aforementioned $6.0 million construction loan.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. The Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance can be summarized into two elements; 1) reserves established on specifically identified problem loans, and 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy exceptions. It should be noted that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors.

     As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the methodology applied by the Company, which is updated on a quarterly basis at the subsidiary bank level, is used to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     - A detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

     - The application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

     - The application of formula driven reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

     - The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

     After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to make qualitative adjustments to the formula driven results and evaluate the adequacy of the provision. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements and provides appropriate support for accounting purposes.

     The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

                                               YEAR ENDED DECEMBER 31
                              --------------------------------------------------------
                                2000        1999        1998        1997        1996
                              --------    --------    --------    --------    --------
                                   (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of
  year:.....................  $  5,021    $  6,104    $  6,006    $  6,025    $  6,834
                              --------    --------    --------    --------    --------
  Charge-offs:
     Commercial.............       224       1,236          86          81         801
     Real estate-mortgage...       166         269         183         174         156
     Consumer...............        82         123         157         183         142
                              --------    --------    --------    --------    --------
     Total charge-offs......       472       1,628         426         438       1,099
                              --------    --------    --------    --------    --------
  Recoveries:
     Commercial.............        89         201          73         175         123
     Real estate-mortgage...       134          17         110          62           9
     Consumer...............        21          27          41          69          68
                              --------    --------    --------    --------    --------
     Total recoveries.......       244         245         224         306         200
                              --------    --------    --------    --------    --------
Net charge-offs.............       228       1,383         202         132         899
Provision for loan losses...       600         300         300         113          90
                              --------    --------    --------    --------    --------
Balance at end of year......  $  5,393    $  5,021    $  6,104    $  6,006    $  6,025
                              ========    ========    ========    ========    ========

                                               YEAR ENDED DECEMBER 31
                              --------------------------------------------------------
                                2000        1999        1998        1997        1996
                              --------    --------    --------    --------    --------
                                   (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for
  sale, net of unearned
  income:
  Average for the year......  $475,962    $464,317    $464,015    $447,295    $385,912
  At December 31............   488,925     479,762     468,194     466,615     431,928
As a percent of average
  loans and loans held for
  sale:
  Net charge-offs...........      0.05%       0.30%       0.04%       0.03%       0.23%
  Provision for loan
     losses.................      0.13        0.06        0.06        0.03        0.02
  Allowance for loan
     losses.................      1.13        1.08        1.32        1.36        1.56
Allowance as a percent of
  each of the following:
  Total loans and loans held
     for sale, net of
     unearned income........      1.10        1.05        1.30        1.29        1.39
  Total delinquent loans
     (past due 30 to 89
     days)..................    101.20      125.18      111.53       75.94       61.24
  Total non-accrual loans...    232.06      244.21      239.09      209.20      168.34
  Total non-performing
     assets.................    207.82       55.32      195.89      133.23      119.24
Allowance as a multiple of
  net charge-offs...........     23.65x       3.63x      30.22x      45.50x       6.70x
Total classified loans......  $  9,677    $ 15,715    $ 17,555    $ 12,698    $ 11,113
                              ========    ========    ========    ========    ========

     The Company recorded a provision for loan losses of $600,000 in 2000, $300,000 in 1999 and $300,000 in 1998. When expressed as a percentage of average loans, the provision has increased from 0.06% to 0.13% over this three-year period. Factors contributing to the increased loan loss provision in 2000 included higher loan balances and continued growth of higher risk commercial and commercial real-estate loans. The Company's net charge-offs amounted to $228,000 or 0.05% of average loans in 2000, $1.4 million or 0.30% of average loans in 1999, and $202,000 or 0.04% in 1998. Overall, the Company's allowance for loan losses was 208% of non-performing assets and 232% of non-accrual loans at December 31, 2000. The increase in the non-performing assets coverage ratio is due to the previously mentioned decrease in other real estate owned. The Company expects that in 2001 its provision level to at a minimum match and more likely exceed net-charge-offs. Three Rivers Bancorp, Inc.'s management is unable to determine in what loan category future charge-offs and recoveries may occur.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                                     AT DECEMBER 31
                       -----------------------------------------------------------------------------------------------------------
                              2000                  1999                  1998                  1997                  1996
                       -------------------   -------------------   -------------------   -------------------   -------------------
                                PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF
                                 LOANS IN              LOANS IN              LOANS IN              LOANS IN              LOANS IN
                                   EACH                  EACH                  EACH                  EACH                  EACH
                                 CATEGORY              CATEGORY              CATEGORY              CATEGORY              CATEGORY
                       AMOUNT    TO LOANS    AMOUNT    TO LOANS    AMOUNT    TO LOANS    AMOUNT    TO LOANS    AMOUNT    TO LOANS
                       ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........  $  605       9.12%    $  914       9.56%    $  279      11.44%    $  247       8.36%    $  378       7.49%
Commercial loans
  secured by real
  estate.............   4,103      48.64      1,285      43.16      1,339      35.69      1,465      36.73      1,526      34.32
Real
  estate-mortgage....     300      37.03        519      40.41        213      45.51        216      48.22        286      50.12
Consumer.............     139       5.21        185       6.89        211       7.36        176       6.69        170       8.07
Allocation to general
  risk...............     246                 2,118                 4,062                 3,902                 3,665
                       ------                ------                ------                ------                ------
Total................  $5,393     100.00%    $5,021     100.00%    $6,104     100.00%    $6,006     100.00%    $6,025     100.00%
                       ======                ======                ======                ======                ======

     Even though real estate-mortgage loans comprise 37% of the Company's total loan portfolio, only $300,000 or 5.6% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending. The increase in allocated reserves to the commercial loans secured by real estate at December 31, 2000, versus December 31, 1999, is driven by the continued growth of this portfolio. At December 31, 2000, the commercial real-estate loan balance grew by 14.9% over the December 31, 1999, balance. Other factors considered by the Company that led to increased allocations to the commercial real-estate portfolios were the potential adverse effects of the rising interest rate environment that continued in 2000, the continued increase in concentration risk in single borrowers and the overall growth in the average size associated with these credits.

     Based on the Company's loan loss reserves methodology and the related assessment of the inherent risk factors contained within the Company's loan portfolio, management believes that the allowance for loan losses was adequate for each of the fiscal years presented in the table above.

     NON-INTEREST INCOME. Non-interest income for 2000 totaled $4.3 million, which represented a $1.4 million or 24.6% decrease when compared to the same 1999 period. This decrease was primarily due to the following items:

     - a $734,000 decrease in gains realized on investment security sales. The Company sold approximately $88 million in securities during 2000 and used the proceeds to pay down short-term advances from the FHLB. These sales resulted in a net loss of $461,000.

     - a $755,000 decrease in trust fees as the Company entered into an agreement in which it receives a flat monthly fee for trust referrals, and no longer has its own trust department.

     - these decreases, however, were partially offset by an increase in service charges on deposit accounts of $122,000, or 6.6%, as a result of the Company amending its fee structure.

     Non-interest income for 1999 totaled $5.7 million, which represented a $1.3 million or 18.3% decrease when compared to 1998. This decrease was primarily due to the following items:

     - a $270,000 decrease in gains realized on loans held for sale. This fluctuation resulted from a $35,000 loss recognized in 1999 compared to a $235,000 gain recognized in 1998. The 1999 loss resulted from a drop in mortgage refinancing activity, which reduced both the volume and spread on loan sales into the secondary market.

     - a $1.0 million decrease in gains realized on investment security sales as the steeper yield curve limited investment portfolio repositioning opportunities in 1999.

     - a $103,000, or 14.6%, decrease in wholesale cash processing fees as the Company has experienced a decrease in the number of wholesale customers.

     NON-INTEREST EXPENSE. Non-interest expense for 2000 totaled $23.8 million which represented a $2.8 million, or 13.3%, increase when compared to the same 1999 period. This increase was primarily due to the following items:

     - as a result of the spin-off, the Company had $777,000 of non-recurring spin-off costs. The expense is primarily the result of stock registration and professional fees.

     - a net $313,000 increase in salary and employee benefits resulted from the spin-off necessitating new positions and the elimination of others at the beginning of the second quarter.

     - a $2.3 million increase in OREO expense, which is primarily the result of a $2.4 million write down of an Other Real Estate Owned property, that was acquired through a foreclosure on a commercial real estate loan.

     - the above increases in the components of non-interest expense are partially offset by a $591,000, or 12.8%, decrease in other expenses for 2000 as compared to the same period in 1999. The decrease is the result of a decrease in advertising expenditures of $314,000 and a reduction of expenses incurred for services provided by USBANCORP, Inc. of $511,000. These decreases, however, were partially offset by increases in software amortization of $97,000 and charges incurred for the early redemption of the Bank's financing subsidiary, Community First Capital Corp., of $85,000.

     Non-interest expense for 1999 totaled $21.0 million which represented a $707,000 or 3.5% increase when compared to 1998. This increase was primarily due to the following items:

     - a $246,000 or 2.7% increase in salaries and employee benefits due to merit pay increases, higher incentive pay and increased medical insurance premiums.

     - a $186,000 increase in equipment expense due to higher technology related expenses such as system cost associated with wide area networks and optical disk imaging of customer statements.

     - a $163,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western Branch acquisition.

     NET OVERHEAD BURDEN. The Company's efficiency ratio (non-interest expense divided by total revenue) increased to 77.1% in 2000 compared to 58.0% for 1999. Factors contributing to the higher efficiency ratio in 2000 included the compression experienced in the net interest margin, reduced non-interest income and an increased level of non-interest expenses, which included spin-off costs and OREO charges. Total assets per employee declined 12.0% from $4.4 million for 1999 to $3.9 million for 2000.

     INCOME TAX EXPENSE. The Company's provision for income taxes for 2000 was $936,000 reflecting an effective tax rate of 15.8%. This provision reflects a change in estimate of the Company's income tax liability of approximately $750,000 as a result of an Internal Revenue Service examination of the Company's 1995-1997 tax returns. The Company's income tax provision and effective tax rate were $4.1 million or 29.1% in 1999 and $4.8 million or 30.2% in 1998. The lower income tax expense and effective tax rate in 1999 compared to 1998 was due to a reduced level of pre-tax income combined with an increased level of tax-free income. Tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

     The Company's total consolidated assets were $947 million at December 31, 2000, compared with $1.076 billion at December 31, 1999, which represents a decrease of $129 million or 12.0%. During 2000, total loans and loans held for sale increased by approximately $9.1 million or 1.9% due to continued growth in commercial mortgage loans. This increase, however, was partially offset by decreases in the remaining loan categories. Total investment securities decreased by $106 as a result of the Company selling $88 million from the portfolio in addition to normal principal repayments. Cash balances at December 31, 2000 decreased $8.8 million or 36.1% from prior year-end. The use of this cash, combined with the proceeds from investment security sales and principal repayments, as well as from increased deposits, were used to reduce borrowings. The remainder of the decrease in total assets results primarily from the dividend payment to USBANCORP, Inc. for the net assets of the Company's mortgage banking subsidiary.

     Total deposits increased by $59.3 million or 10.4% since December 31, 1999 and were used to provide partial funding for the repayment of FHLB borrowings. The Company's total borrowed funds position decreased by $193.7 million, or 44.2%. Total equity increased by $2.9 million due to an increase in accumulated other comprehensive income as a result of an increase in the market value of the available for sale securities portfolio. This increase, however, was partially offset by a decrease to equity as a result of the dividend payment to USBANCORP, Inc. of $10.2 million representing the net assets of the Company's discontinued mortgage banking subsidiary.

     RISK MANAGEMENT OVERVIEW. Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The Company's objective is to optimize profitability while managing and controlling risk within Board approved policy limits.

     The Company has developed a comprehensive Risk Management Policy to assist Executive Management and the Board of Directors and in clarifying their tolerance for risk as well as describing a methodology for determining the proper level of controls to manage those risks.

     This clarification allows the line managers to achieve their business objectives while managing risks within acceptable limits. This Policy is intended to provide all parties, who are responsible for the management of risk, with a single source that can be used to gain an understanding of the formalized risk management process that has been established by the Company.

     Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance sheet positions. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk.

     Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet financial instruments. The Company's primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company's investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through off-balance sheet activities.

     INTEREST RATE SENSITIVITY. Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at the Company is performed by using the following tools: 1) Simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities, 2) Static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time, and 3) Market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and the Company's

Board of Directors on an ongoing basis. The following table presents a summary of the Company's static GAP positions at December 31, 2000:

                                                                  OVER       OVER
                                                                3 MONTHS   6 MONTHS
                                                     3 MONTHS   THROUGH    THROUGH      OVER
INTEREST SENSITIVITY PERIOD                          OR LESS    6 MONTHS    1 YEAR     1 YEAR     TOTAL
---------------------------                          --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Rate sensitive assets:
Loans..............................................  $117,413   $42,384    $ 55,969   $267,766   $483,532
Investment securities..............................    73,626     7,866      19,446    315,807    416,745
Other assets.......................................        --        --      12,942         --     12,942
                                                     --------   -------    --------   --------   --------
  Total rate sensitive assets......................  $191,039   $50,250    $ 88,357   $583,573   $913,219
                                                     ========   =======    ========   ========   ========
Rate sensitive liabilities:
Deposits:
  Non-interest bearing deposits....................  $     --   $    --    $     --   $ 86,181   $ 86,181
  NOW and Super NOW................................        --        --          --     40,488     40,488
  Money market.....................................    46,048        --          --         --     46,048
  Other savings....................................        --        --          --     58,004     58,004
  Certificates of deposit of $100,000 or more......    18,991        --          --        371     19,362
  Other time deposits..............................    72,428    49,706     105,593    154,180    381,907
                                                     --------   -------    --------   --------   --------
  Total deposits...................................   137,467    49,706     105,593    339,224    631,990
Borrowings.........................................    49,205        39      38,952    156,479    244,675
                                                     ========   =======    ========   ========   ========
  Total rate sensitive liabilities.................  $186,672   $49,745    $144,545   $495,703   $876,665
Off-balance sheet hedges...........................   (40,000)       --      40,000         --         --
                                                     ========   =======    ========   ========   ========
Interest sensitivity GAP:
  Interval.........................................    44,367       505     (96,188)    87,870         --
  Cumulative.......................................  $ 44,367   $44,872    $(51,316)  $ 36,554   $ 36,554
                                                     ========   =======    ========   ========   ========
Period GAP ratio...................................      1.30x     1.01x       0.48x      1.18x
Cumulative GAP ratio...............................      1.30      1.23        0.87       1.04
Ratio of cumulative GAP to total assets............      4.68%     4.74%      (5.42)%     3.86%
                                                     ========   =======    ========   ========

     When December 31, 2000, is compared to December 31, 1999, both the Company's six month and one year cumulative GAP ratios became more positive due largely to reduced liability sensitivity resulting from a decrease in the Company's short-term FHLB borrowings. As separately disclosed in the above table, the off-balance sheet hedge transactions (described in detail in Note #18) increased the six month cumulative gap position by $40 million, but had no affect on the one year cumulative gap position.

     A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts that comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, and daily interest savings accounts. At December 31, 2000, the balance in these accounts totaled $231 million or 24.4% of total assets. Within the above static GAP table, approximately $46 million or 19.9% of these core deposits are assumed to be rate sensitive liabilities that reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is reviewed annually for reasonableness. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements.

     There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over a twelve month period to +/-7.5% and net income variability to +/-15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at December 31, 2000, to scenarios that reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the December 31, 2000, levels. The Company's most likely rate scenario is based upon published economic consensus estimates that currently forecast a decrease in interest rates over the next twelve-month period. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                                                                                      CHANGE IN
                                                                                       MARKET
                                                  VARIABILITY OF                      VALUE OF
INTEREST RATE                                      NET INTEREST     VARIABILITY OF    PORTFOLIO
SCENARIO                                              INCOME          NET INCOME       EQUITY
-------------                                     --------------    --------------    ---------
Base............................................          0%                0%              0%
Flat............................................       (0.1)             (0.3)           (0.7)
200 bp increase.................................        1.1               3.1           (39.2)
200 bp decrease.................................       (1.6)             (4.4)           41.2

     As indicated in the table, the maximum negative variability of the Company's net interest income and net income over the next twelve month period was 1.1% and a 3.1% respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The noted variability under this forecast was within the Company's ALCO policy limits. The variability of market value of portfolio equity was (39%) under this interest rate scenario. The off-balance sheet borrowed funds hedges also helped reduce the variability of forecasted net interest income, net income and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

     Within the investment portfolio at December 31, 2000, 100% of the portfolio is classified as available for sale. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage the Company's long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans.

     LIQUIDITY. Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors and debtholders. The Company uses its asset/liability management policy and contingency funding plan to control and manage liquidity risk.

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $33.2 million at December 31, 2000, compared to $52.8 million at December 31, 1999. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liquidity needs can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company's subsidiary utilizes a variety of these methods of liability liquidity. At December 31, 2000, the Company's subsidiary had approximately $30 million of unused lines of credit available under informal arrangements with correspondent banks compared to $35 million at December 31, 1999. These lines of credit enable the Company's subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate. The Company estimates a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $87 million.

     Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $8.8 million from December 31, 1999, to December 31, 2000, due primarily to $137.9 million of net cash used for financing activities. This more than offset $119.3 million of net cash provided by investing activities and $9.9 million of net cash provided by operating activities. Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of investment securities by $124.7 million. Cash advanced for new loan fundings totaled $87.9 million and was approximately $5.3 million greater than the cash received from loan principal payments. Within financing activities, net deposits increased by $59.3 million due primarily to growth in certificates of deposits. The principal on Federal Home Loan Bank advances was paid down $175 million, which was funded by proceeds received from investment security maturities and sales and net deposit growth. The Company used $3.4 million of cash to pay common dividends to shareholders. Notwithstanding the decrease in cash equivalents, management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

     CAPITAL RESOURCES. As presented in Note #20, the Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, the Company's subsidiary bank is considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification for its subsidiary to ensure the lowest deposit insurance premium. The Company targets an operating range of 6.0% to 6.5% for the asset leverage ratio because management and the Board of Directors believe that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies the Company uses to manage its capital ratios include common dividend payments and earning asset growth.

     The Company's declared Common Stock cash dividend per share was $0.36 for the three quarters of 2000 for which it was a stand alone company. Based on the December 31, 2000 stock price, the dividend yield on the Company's common stock approximates 5.82%. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return, particularly for retail shareholders.

     The Company's Dividend Reinvestment and Common Stock Purchase Plan provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Plan may purchase shares of Common Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. A participant may withdraw from the Plan at any time.

     Under the Plan, purchases of shares of Common Stock are made on the open market using the average market price, which is the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

     FORWARD-LOOKING STATEMENT. This annual report contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, The Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company's market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; and (xii) other external developments which could materially impact the Company's operational and financial performance.

     The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Interest Rate Sensitivity" in the MD&A presented on page 25. The Company's principal market risk exposure is to interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              --------    ----------
                                                                  (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $ 15,471    $   24,228
Investment securities:
  Available for sale........................................   416,745       522,264
Loans.......................................................   488,956       479,820
  Less: Unearned income.....................................        31            58
        Allowance for loan losses...........................     5,393         5,021
                                                              --------    ----------
Net loans...................................................   483,532       474,741
                                                              --------    ----------
Premises and equipment......................................     4,775         5,495
Accrued income receivable...................................     6,465         7,504
Goodwill and core deposit intangibles.......................     2,446         2,838
Bank owned life insurance...................................    12,942        12,411
Other assets................................................     4,685        16,255
Net assets of discontinued mortgage banking operating.......        --        10,426
                                                              --------    ----------
          TOTAL ASSETS......................................  $947,061    $1,076,162
                                                              ========    ==========
LIABILITIES
Non-interest bearing deposits...............................  $ 86,181    $   84,643
Interest bearing deposits...................................   545,809       488,052
                                                              --------    ----------
Total deposits..............................................   631,990       572,695
                                                              --------    ----------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................     4,100        10,000
Other short-term borrowings.................................     5,066        16,150
Advances from Federal Home Loan Bank........................   234,876       409,876
Guaranteed junior subordinated deferrable interest
  debentures................................................
Long-term debt..............................................       633         2,368
                                                              --------    ----------
Total borrowed funds........................................   244,675       438,394
                                                              --------    ----------
Other liabilities...........................................    11,672         9,280
                                                              --------    ----------
          TOTAL LIABILITIES.................................   888,337     1,020,369
                                                              --------    ----------
Commitments and contingent liabilities (Note #15)
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized;
  no shares issued or outstanding...........................        --            --
Common stock, par value $1.00 per share; 20,000,000 shares
  authorized; 6,675,212 issued and outstanding on December
  31, 2000; not applicable to prior periods.................        67         2,015
Surplus.....................................................    22,487        20,454
Retained earnings...........................................    40,819        50,500
Accumulated other comprehensive income......................    (4,649)      (17,176)
                                                              --------    ----------
          TOTAL STOCKHOLDERS' EQUITY........................    58,724        55,793
                                                              --------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $947,061    $1,076,162
                                                              ========    ==========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
  Taxable...................................................  $   39,156    $   37,714    $   38,923
  Tax exempt................................................         684           506           613
Deposits with banks.........................................          20            24             8
Federal funds sold and securities purchased under agreements
  to resell.................................................          --            --             1
Investment securities:
  Available for sale........................................      30,555        24,309        18,480
  Held to maturity..........................................          --         8,263         9,901
                                                              ----------    ----------    ----------
Total Interest Income.......................................      70,415        70,816        67,926
                                                              ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................      24,042        19,282        19,714
Federal funds purchased and securities sold under agreements
  to repurchase.............................................       1,012         1,015         1,004
Other short-term borrowings.................................       2,040         2,222         1,768
Advances from Federal Home Loan Bank........................      17,065        18,284        15,633
Long-term debt..............................................         166           279           336
                                                              ----------    ----------    ----------
Total Interest Expense......................................      44,325        41,082        38,455
                                                              ----------    ----------    ----------
Net Interest Income.........................................      26,090        29,734        29,471
  Provision for loan losses.................................         600           300           300
                                                              ----------    ----------    ----------
Net Interest Income after Provision for Loan Losses.........      25,490        29,434        29,171
                                                              ----------    ----------    ----------
NON-INTEREST INCOME
Trust fees..................................................         216           971           927
Net (losses) gains on loans held for sale...................          --           (35)          235
Net realized (losses) gains on investment securities........        (461)          273         1,316
Wholesale cash processing fees..............................         562           603           706
Service charges on deposit accounts.........................       1,983         1,861         1,813
Bank owned life insurance...................................         586           551           556
Other income................................................       1,376         1,429         1,365
                                                              ----------    ----------    ----------
Total Non-Interest Income...................................       4,262         5,653         6,918
                                                              ----------    ----------    ----------
NON-INTEREST EXPENSE
Salaries and employee benefits..............................       9,684         9,371         9,125
Net occupancy expense.......................................       1,843         1,831         1,807
Equipment expense...........................................       1,580         1,522         1,336
Professional fees...........................................       1,260         1,350         1,277
Supplies, postage, and freight..............................         950           975         1,028
Miscellaneous taxes and insurance...........................         723           567           475
FDIC deposit insurance expense..............................         117           197           196
Amortization of goodwill and core deposit intangibles.......         392           377           214
Other real estate owned.....................................       2,490           230           164
Spin-off costs..............................................         777            --            --
Other expense...............................................       4,015         4,607         4,698
                                                              ----------    ----------    ----------
Total Non-Interest Expense..................................      23,831        21,027        20,320
                                                              ----------    ----------    ----------
INCOME
BEFORE INCOME TAXES.........................................       5,921        14,060        15,769
  Provision for income taxes................................         936         4,090         4,762
                                                              ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS...........................  $    4,985    $    9,970    $   11,007
NET (LOSS) INCOME FROM DISCONTINUED MORTGAGE BANKING
  OPERATIONS, NET OF INCOME TAX BENEFITS OF $312, $12 AND
  INCOME TAX EXPENSE OF $169, RESPECTIVELY..................        (267)          (30)          252
                                                              ----------    ----------    ----------
NET INCOME..................................................  $    4,718    $    9,940    $   11,259
                                                              ==========    ==========    ==========
PER COMMON SHARE DATA:(1)
  Basic:
    Income from continuing operations.......................  $     0.75    $     1.49    $     1.57
    Net income..............................................        0.71          1.49          1.61
    Average number of shares outstanding....................   6,672,991     6,670,102     7,005,947
  Diluted:
    Income from continuing operations.......................  $     0.75    $     1.48    $     1.54
    Net income..............................................        0.71          1.48          1.58
    Average number of shares outstanding....................   6,673,166     6,725,583     7,128,779
Cash dividends declared.....................................  $     0.36    $      N/A    $      N/A
                                                              ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                                                                    OTHER
                                     PREFERRED   COMMON              RETAINED   COMPREHENSIVE
                                       STOCK      STOCK    SURPLUS   EARNINGS      INCOME        TOTAL
                                     ---------   -------   -------   --------   -------------   --------
Balance, December 31, 1997.........    $ --      $ 2,015   $13,454   $ 45,649     $  1,432      $ 62,550
Net Income.........................      --           --        --     11,259           --        11,259
Other comprehensive income, net of
  tax: Unrealized gain on
  securities available for sale,
  net of reclassification
  adjustment.......................      --           --        --         --         (342)         (342)
                                                                                                --------
  Comprehensive income.............                                                               10,917
                                                                                                --------
Downstream dividend from former
  parent company...................      --           --     7,000         --           --         7,000
Dividends declared.................      --           --        --     (8,981)          --        (8,981)
                                       ----      -------   -------   --------     --------      --------
Balance, December 31, 1998.........    $ --      $ 2,015   $20,454   $ 47,927     $  1,090      $ 71,486
Net Income.........................      --           --        --      9,940           --         9,940
Other comprehensive income, net of
  tax: Unrealized gain on
  securities available for sale,
  net of reclassification
  adjustment.......................      --           --        --         --      (18,266)      (18,266)
                                                                                                --------
  Comprehensive income.............                                                               (8,326)
                                                                                                --------
Dividends declared.................      --           --        --     (7,368)          --        (7,368)
                                       ----      -------   -------   --------     --------      --------
Balance, December 31, 1999.........    $ --      $ 2,015   $20,454   $ 50,500     $(17,176)     $ 55,793
Net Income.........................      --           --        --      4,718           --         4,718
Other comprehensive income, net of
  tax: Unrealized gain on
  securities available for sale,
  net of reclassification
  adjustment.......................      --           --        --         --       12,527        12,527
                                                                                                --------
  Comprehensive income.............                                                               17,245
                                                                                                --------
Effect of spin-off from USBANCORP,
  Inc. ............................      --       (1,948)    1,948         --           --            --
Elimination of equity from
  discontinued mortgage banking
  operation........................      --           --        --    (10,159)          --       (10,159)
Stock options exercised/new shares
  issued...........................      --           --        85         --           --            85
Dividends Declared.................      --           --        --     (4,240)          --        (4,240)
                                       ----      -------   -------   --------     --------      --------
Balance, December 31, 2000.........    $ --      $    67   $22,487   $ 40,819     $ (4,649)     $ 58,724
                                       ====      =======   =======   ========     ========      ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $   4,718    $   9,940    $  11,259
Loss (income) from discontinued mortgage banking operations,
  net of income taxes.......................................        267           30         (252)
                                                              ---------    ---------    ---------
Income from continuing operations...........................      4,985        9,970       11,007
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................        600          300          300
  Depreciation and amortization expense.....................        787          891          790
  Amortization expense of goodwill and core deposit
    intangibles.............................................        392          377          214
  Net (accretion) amortization of investment securities.....       (368)        (156)         756
  Net realized losses (gains) on investment securities......        461         (273)      (1,316)
  Net realized losses (gains) on loans held for sale........         --           35         (235)
  Decrease (increase) in accrued income receivable..........      1,039         (486)         (65)
  Increase in accrued expense payable.......................      1,501          542           22
  Net decrease (increase) in other asset....................        954       (3,764)      (4,336)
  Net (decrease) increase in other liabilities..............       (495)      (1,042)         633
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................  $   9,856    $   6,394    $   7,770
                                                              ---------    ---------    ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term
  investments -- available for sale.........................    (15,893)    (263,781)    (359,128)
Purchase of investment securities and other short-term
  investments -- held to maturity...........................         --      (13,720)     (21,950)
Proceeds from maturities of investment securities and other
  short-term investments -- available for sale..............     51,076       41,710       56,014
Proceeds from maturities of investment securities and other
  short-term investments -- held to maturity................         --       28,399       37,663
Proceeds from sales of investment securities and other
  short-term investments -- available for sale..............     89,523      131,484      257,104
Proceeds from sales of investment securities and other
  short-term investments -- held to maturity................         --        2,503           --
Long-term loans originated..................................    (87,853)    (194,040)    (154,285)
Loans held for sale.........................................         --          (59)      (1,873)
Principal collected on long-term loans......................     82,554      181,683      153,601
Net (increase) decrease in credit card receivables and other
  short-term loans..........................................        (90)         589        1,011
Net cash received from branch transaction...................         --       10,762           --
Purchases of premises and equipment.........................       (675)      (1,996)        (815)
Sale/retirement of premises and equipment...................        608          124           53
                                                              ---------    ---------    ---------
Net cash provided (used) by investing activities............  $ 119,250    $ (76,342)   $ (32,605)
                                                              ---------    ---------    ---------
FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................     59,295       (1,194)      34,640
Net decrease in federal funds purchased, securities sold
  under agreements to repurchase, and other short-term
  borrowings................................................    (16,984)     (16,584)      (7,131)
Net principal (repayments) borrowings on advances from
  Federal Home Loan Bank....................................   (175,000)      99,985        1,946
Net principal (repayments) borrowings of long-term debt.....     (1,735)         721       (1,387)
Common stock dividends paid.................................     (3,439)      (7,368)      (8,981)
Dividends received from subsidiary..........................         --           --          509
Contributions from parent...................................         --           --        7,000
                                                              ---------    ---------    ---------
Net cash (used) provided by financing activities............  $(137,863)   $  75,560    $  26,596
                                                              ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS.................     (8,757)       5,612        1,761
CASH EQUIVALENTS AT JANUARY 1...............................     24,228       18,616       16,855
                                                              ---------    ---------    ---------
CASH EQUIVALENTS AT DECEMBER 31.............................  $  15,471    $  24,228    $  18,616
                                                              =========    =========    =========
SUPPLEMENTAL DATA:
  Cash Paid For:
    Income Taxes............................................  $   1,783    $   3,269    $   4,599
    Interest Expense........................................     42,824       40,593       38,433

          See accompanying notes to consolidated financial statements.

                           THREE RIVERS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

BUSINESS AND NATURE OF OPERATIONS:

     Three Rivers Bancorp, Inc. (the "Company") is a bank holding company headquartered in Monroeville, Pennsylvania. Through its banking subsidiary the Company operates 24 banking offices in three southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage and commercial financial products.

ORGANIZATION

     On April 1, 2000, USBANCORP, Inc. executed its approved Board of Directors plan to split it's banking subsidiaries into two separate publicly traded companies and Three Rivers Bancorp, Inc. was formed. On this date, Three Rivers Bank ("the Bank") was spun-off from USBANCORP, Inc. and into the Company.

     Under the tax-free spin-off plan, 100% of the shares of Three Rivers Bancorp, Inc., were distributed as a dividend to the shareholders of USBANCORP as a 1 for 2 stock dividend based on their existing USBANCORP ownership. Standard Mortgage Company ("SMC"), a mortgage banking company, a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the USBANCORP prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off of SMC, on April 1, 2000, total assets and equity at Three Rivers Bank decreased by $10,159,000, the net equity of SMC. On the consolidated income statement, the results of operations of SMC prior to April 1, 2000 are reflected as discontinued mortgage banking operations, net of income taxes. The notes to the consolidated financial statements exclude the financial position and results of operations of the discontinued mortgage banking operation.

     For the spin-off of Three Rivers Bank to be considered "tax-free", USBANCORP, Inc. petitioned to and received from the Internal Revenue Service a private letter ruling. This private letter ruling contains certain commitments on the part of the Company including no change in control for a two-year period and a requirement to raise capital within one year after the spin-off. The requirement to raise capital could include issuing capital stock in connection with a business combination. On February 1, 2000, the Company announced the intention to acquire Pennsylvania Capital Bank. See "Subsequent Events" note #23.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Three Rivers Bank including its principal subsidiaries TRB Financial Services Company, Community First Capital Corp. and TRB Realty Corporation. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

  Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

  Cash and Cash Equivalents:

     On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

                           THREE RIVERS BANCORP, INC.

  Investment Securities:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount, which is computed using the level yield method which approximates the effective interest method. As of December 31, 2000 and 1999, the Company's entire investment portfolio is classified as available for sale. This classification resulted from the Company selling securities classified as held to maturity during the second half of 1999. As a result of such sale, the investment portfolio is considered tainted and the Company is prohibited from classifying its investment securities as held to maturity for a two-year period. The Company can again begin using the held to maturity classification during the second half of 2001. Otherwise, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities that may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and credited (charged) to a separate component of shareholders' equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

  Loans:

     Interest income is recognized using methods that approximate a level yield related to principal amounts outstanding. The Company's subsidiary discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments (except for residential mortgage loans which only have to become current).

  Loan Fees:

     Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period. Fee amortization is determined by either the straight-line method, or the effective interest method, which do not differ materially.

  Premises and Equipment:

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method. Useful lives of up to 45 years for buildings and up to 12 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.

                           THREE RIVERS BANCORP, INC.

  Bank Owned Life Insurance:

     In 1995, the Company established a life insurance policy on a group of employees. This policy is carried on the balance sheet at its cash surrender value. Changes in the cash surrender value of the policy are recorded to non-interest income. As cash surrender values of death benefits are received, the Company reduces the asset value.

  Allowance for Loan Losses and Charge-Off Procedures:

     The allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, which includes an assessment of past experience, current economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and changes in the composition of the loan portfolio. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses. Additions are made to the allowance through periodic provisions charged to income and recovery of principal on loans previously charged off. Losses of principal are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

     The Company's policy is to individually review, at a minimum, all commercial and commercial mortgage loans with balances in excess of $500,000 within an 18 month period. All other loans not reviewed by the $500,000 threshold are reviewed as circumstances warrant. The Company has also identified two pools of small dollar value homogeneous loans that are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

  Earnings Per Common Share:

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires that both basic and diluted earnings per share be presented. Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on basic shares as determined above plus incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method.

  Income Taxes:

     Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

  Interest Rate Contracts:

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. Unrealized gains or losses on these hedge transactions are deferred. It is the Company's policy not to terminate hedge transactions prior to their expiration date.

     For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being

                           THREE RIVERS BANCORP, INC.

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

  Future Accounting Standards:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS #133"), which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. This statement has been amended by SFAS #137, "Accounting for Derivative Instruments and Hedging Activity -- Deferral of the effective date of SFAS #133." SFAS #137 will be effective for years beginning after June 15, 2000. The ineffective portions of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption of SFAS #133 on January 1, 2001, no transition provision was recorded as a result of applying the short-cut method. The Company does not expect the adoption of SFAS #133 to have a material affect on its future financial position or results of operations.

2.  CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2000 and 1999, included $5,387,000 and $9,044,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.  INVESTMENT SECURITIES

     The book and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                        AT DECEMBER 31, 2000
                                          ------------------------------------------------
                                                        GROSS         GROSS
                                            BOOK      UNREALIZED    UNREALIZED     MARKET
                                           VALUE        GAINS         LOSSES       VALUE
                                          --------    ----------    ----------    --------
                                                           (IN THOUSANDS)
U.S. Treasury...........................  $  4,061       $ 49        $    --      $  4,110
U.S. Agency.............................    18,300         --           (193)       18,107
State and Municipal.....................    29,352         12         (1,002)       28,362
U.S. Agency mortgage-backed
  securities............................   337,853        150         (5,336)      332,667
Other securities(1).....................    34,555          7         (1,063)       33,499
                                          --------       ----        -------      --------
Total...................................  $424,121       $218        $(7,594)     $416,745
                                          ========       ====        =======      ========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

                           THREE RIVERS BANCORP, INC.

     Investment securities available for sale:

                                                        AT DECEMBER 31, 1999
                                          ------------------------------------------------
                                                        GROSS         GROSS
                                            BOOK      UNREALIZED    UNREALIZED     MARKET
                                           VALUE        GAINS         LOSSES       VALUE
                                          --------    ----------    ----------    --------
                                                           (IN THOUSANDS)
U.S. Treasury...........................  $  5,033       $ --        $    (46)    $  4,987
U.S. Agency.............................    17,838         --          (1,232)      16,606
State and municipal.....................    60,480        207          (3,614)      57,073
U.S. Agency mortgage-backed
  securities............................   431,008        233         (21,269)     409,972
Other securities(1).....................    34,561         --            (935)      33,626
                                          --------       ----        --------     --------
Total...................................  $548,920       $440        $(27,096)    $522,264
                                          ========       ====        ========     ========

     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method.

     The book value of securities pledged to secure public and trust deposits, as required by law, was $353,286,000 at December 31, 2000, and $346,829,000 at December 31, 1999. The Company realized $217,000 and $371,000 of gross investment security gains and $678,000 and $123,000 of gross investment security losses on available for sale securities in 2000 and 1999, respectively.

4.  LOANS

     The loan portfolio of the Company consisted of the following:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Commercial..................................................  $ 44,569    $ 45,861
Commercial loans secured by real estate.....................   237,830     207,067
Real estate-mortgage........................................   181,066     193,850
Consumer....................................................    25,491      33,042
                                                              --------    --------
Loans.......................................................   488,956     479,820
Less: Unearned income.......................................       (31)        (58)
                                                              --------    --------
Loans, net of unearned income...............................  $488,925    $479,762
                                                              ========    ========

     Real estate construction loans comprised 2.6% and 2.4% of total loans net of unearned income at December 31, 2000 and 1999, respectively. The Company has no direct credit exposure to foreign countries. Most of the Company's loan activity is with customers located in the southwestern Pennsylvania geographic area. As of December 31, 2000, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiary bank has transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit

                           THREE RIVERS BANCORP, INC.

risk. These loans totaled $628,000 and $588,000 at December 31, 2000 and 1999, respectively. An analysis of these related party loans follows:

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN THOUSANDS)
Balance January 1...........................................  $ 588    $ 512
New loans...................................................    328      893
Payments....................................................   (288)    (817)
                                                              -----    -----
Balance December 31.........................................  $ 628    $ 588
                                                              =====    =====

5.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2000      1999       1998
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Balance January 1.......................................  $5,021    $ 6,104    $6,006
Provision for loan losses...............................     600        300       300
Recoveries on loans previously charged-off..............     244        245       224
Loans charged-off.......................................    (472)    (1,628)     (426)
                                                          ------    -------    ------
Balance December 31.....................................  $5,393    $ 5,021    $6,104
                                                          ======    =======    ======

6.  NON-PERFORMING ASSETS

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures).

     The following table presents information concerning non-performing assets:

                                                              AT DECEMBER 31
                                                ------------------------------------------
                                                 2000     1999     1998     1997     1996
                                                ------   ------   ------   ------   ------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans.............................  $2,324   $2,056   $2,553   $2,871   $3,579
Loans past due 90 days or more................     201      154       37      956    1,252
Other real estate owned.......................      70    6,866      526      681      222
                                                ------   ------   ------   ------   ------
Total non-performing assets...................  $2,595   $9,076   $3,116   $4,508   $5,053
Total non-performing assets as a percent of
  loans and loans held for sale, net of
  unearned income, and other real estate
  owned.......................................    0.53%    1.87%    0.66%    0.96%    1.17%
                                                ======   ======   ======   ======   ======

     As of December 31, 2000, the Company is unaware of any additional loans that are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

                           THREE RIVERS BANCORP, INC.

     For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

     The Company had loans totaling $588,000 and $385,000 being specifically identified as impaired and a corresponding allocation reserve of $150,000 as of December 31, 2000 and had no reserve allocated as of December 31, 1999. The average outstanding balance for loans being specifically identified as impaired was $597,000 for 2000 and $3,817,000 for 1999. All of the impaired loans are collateral dependent; therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during 2000 or 1999.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans.

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                         2000    1999    1998    1997    1996
                                                         ----    ----    ----    ----    ----
                                                                    (IN THOUSANDS)
Interest income due in accordance with original
  terms................................................  $47     $176    $42     $ 71    $101
Interest income recorded...............................   (7)      (7)    (6)     (40)     (3)
                                                         ---     ----    ---     ----    ----
Net reduction in interest income.......................  $40     $169    $36     $ 31    $ 98
                                                         ===     ====    ===     ====    ====

7.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $   417    $   417
Premises....................................................    6,671      7,260
Furniture and equipment.....................................    9,187      6,491
Leasehold improvements......................................    2,253      2,066
                                                              -------    -------
Total at cost...............................................   18,528     16,234
Less: Accumulated depreciation..............................   13,753     10,739
                                                              -------    -------
Net book value..............................................  $ 4,775    $ 5,495
                                                              =======    =======

     Depreciation expense was $787,000, $891,000 and $790,000 during 2000, 1999 and 1998, respectively.

                           THREE RIVERS BANCORP, INC.

8.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                              AT DECEMBER 31
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Demand:
Non-interest bearing...............................  $ 86,181    $ 84,643    $ 84,969
Interest bearing...................................    40,488      41,590      45,602
Savings............................................    58,004      63,830      64,649
Money market.......................................    46,048      52,689      53,443
Certificates of deposit in denominations of
  $100,000 or more.................................    19,362      48,906      16,647
Other time.........................................   381,907     281,037     295,140
                                                     --------    --------    --------
Total deposits.....................................  $631,990    $572,695    $560,450
                                                     ========    ========    ========

     Interest expense on deposits consisted of the following:

                                                               AT DECEMBER 31
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Interest bearing demand...............................  $   324    $   426    $   418
Savings...............................................    1,358      1,210      1,042
Money market..........................................    1,539      1,693      1,449
Certificates of deposit in denominations of $100,000
  or more.............................................    1,773      1,320      1,194
Other time............................................   19,048     14,633     15,611
                                                        -------    -------    -------
Total interest expense................................  $24,042    $19,282    $19,714
                                                        =======    =======    =======

     The following table sets forth the balance of other time deposits maturing in the periods presented:

YEAR
----                                                          (IN THOUSANDS)
2001........................................................     $227,727
2002........................................................       44,794
2003........................................................       89,776
2004........................................................        7,906
2005 and after..............................................       11,704
                                                                 ========

                           THREE RIVERS BANCORP, INC.

9.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER LONG-TERM DEBT

     Advances from the Federal Home Loan Bank consist of the following:

                                                                AT DECEMBER 31, 2000
                                                              -------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD    BALANCE
--------                                                      -------------    --------
                                                                   (IN THOUSANDS)
2001........................................................      6.71%        $ 78,876
2002........................................................      7.25            6,000
2003........................................................        --               --
2004........................................................        --               --
2005 and after..............................................      6.36          150,000
                                                                  ----         --------
Total advances from FHLB....................................      6.50%        $234,876
                                                                  ====         ========

     The $150 million maturing in the 2005 and after category is subject to call provisions set forth by the FHLB. The following table summarizes the call provisions for the components of the advances maturing after 2005:

          WILL REPRICE IF:
ADVANCE   ----------------
 AMOUNT        INDEX             SPREAD       EXCEEDS
--------  ----------------  ----------------  -------
$ 50,000     3 Month Libor  + 8 basis points   7.50%
  50,000     3 Month Libor  +12 basis points   6.03%
  50,000     3 Month Libor  + 9 basis points   7.50%
--------
$150,000
========

                                                                AT DECEMBER 31, 1999
                                                              -------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD    BALANCE
--------                                                      -------------    --------
                                                                   (IN THOUSANDS)
2000........................................................      5.28%        $330,000
2001........................................................      8.46            8,876
2002........................................................      5.79           71,000
                                                                  ----         --------
Total advances from FHLB....................................      5.44%        $409,876
                                                                  ====         ========

     All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral to the Federal Home Loan Bank of Pittsburgh.

  Long-Term Debt:

     The Company's long-term debt consisted of the following:

                                                              AT DECEMBER 31
                                                              --------------
                                                              2000     1999
                                                              ----    ------
                                                              (IN THOUSANDS)
Collateralized mortgage obligation..........................  $ --    $1,582
Other.......................................................   633       786
                                                              ----    ------
Total long-term debt........................................  $633    $2,368
                                                              ====    ======

                           THREE RIVERS BANCORP, INC.

     The collateralized mortgage obligation was issued through Community First Capital Corporation ("CFCC"), a wholly-owned, single-purpose finance subsidiary of Three Rivers Bank. In 1988, Three Rivers Bank transferred Federal Home Loan Mortgage Corporation ("FHLMC") securities with a book value of approximately $31,500,000 to CFCC which then collateralized the issuance of bonds with a par value of $27,787,000. On October 2, 2000, the Bank exercised an early call option to terminate the debt before it's scheduled maturity as a result of the outstanding bond issue falling below 10% of the initial aggregate issue amount. The Company incurred approximately $84,000 in charges related to this early termination.

     Scheduled maturities of long-term debt for the years subsequent to December 31, 2000, are $150,000 in 2001; $150,000 in 2002; $150,000 in 2003; $150,000 in
2004; and $33,000 in 2005 and thereafter.

10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS #107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments. Many of the Company's financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2000 and 1999, were as follows:

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                           2000                      1999
                                                  ----------------------    ----------------------
                                                  ESTIMATED     CARRYING    ESTIMATED     CARRYING
                                                  FAIR VALUE     VALUE      FAIR VALUE     VALUE
                                                  ----------    --------    ----------    --------
                                                                   (IN THOUSANDS)
Investment securities...........................   $416,745     $416,745     $522,264     $522,264
                                                   ========     ========     ========     ========

     Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                                                         2000                          1999
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with stated maturities.............   $407,821       $401,269       $330,261       $329,944
Short-term borrowings.......................     49,166         49,166        275,997        276,150
All other borrowings........................    198,303        195,509        161,732        162,244
                                               ========       ========       ========       ========

     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                                                         2000                          1999
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with no stated maturities..........   $230,721       $230,721       $242,751       $242,751
                                               ========       ========       ========       ========

                           THREE RIVERS BANCORP, INC.

     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                                                         2000                          1999
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Net loans...................................   $490,063       $488,925       $477,095       $479,762
                                               ========       ========       ========       ========

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107, however, management believes the relationship value of these core deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $38 million to $70 million less than their estimated fair value shown at December 31, 2000. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by obtaining quotes from brokers. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as the creditworthiness of the counterparties. At December 31, 2000, the notional value of the Company's off-balance sheet financial instruments (interest rate swaps and cap) totaled $40 million with an estimated fair value of approximately ($159,000). There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $87.9 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     Management believes that reasonable comparability of these disclosed fair values between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

11.  INCOME TAXES

     The provision for federal income taxes is summarized below:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Current..................................................  $1,209    $3,401    $4,983
Deferred.................................................    (273)      689      (221)
                                                           ------    ------    ------
Income tax provision.....................................  $  936    $4,090    $4,762
                                                           ======    ======    ======

                           THREE RIVERS BANCORP, INC.

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                 YEAR ENDED DECEMBER 31
                                 ------------------------------------------------------
                                       2000               1999               1998
                                 ----------------    ---------------    ---------------
                                 AMOUNT     RATE     AMOUNT     RATE    AMOUNT     RATE
                                 -------    -----    -------    ----    -------    ----
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax expense based on federal
  statutory rate...............  $ 2,013     34.0%   $ 4,921    35.0%   $ 5,519    35.0%
Tax exempt income..............   (1,006)   (17.0)    (1,209)   (8.6)    (1,043)   (6.6)
Other..........................      (71)    (1.2)       378     2.7        286     1.8
                                 -------    -----    -------    ----    -------    ----
Total provision for income
  taxes........................  $   936     15.8%   $ 4,090    29.1%   $ 4,762    30.2%
                                 =======    =====    =======    ====    =======    ====

     As a result of an Internal Revenue Service examination of prior years' tax returns, the Company reversed tax expense accruals of $750,000 in the first quarter of 2001. This benefit is included in the Other category.

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2000     1999    1998
                                                              -----    ----    -----
                                                                  (IN THOUSANDS)
Provision for possible loan losses..........................  $ (69)   $353    $ (34)
Accretion of discounts on securities, net...................   (119)    276       77
Investment write-downs......................................     --      --     (265)
Deferred loan fees..........................................    (51)     52       52
Other, net..................................................    (34)      8      (50)
                                                              -----    ----    -----
          Total.............................................  $(273)   $689    $(220)
                                                              =====    ====    =====

                           THREE RIVERS BANCORP, INC.

     At December 31, 2000 and 1999, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                                AT DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred Assets:
  Provision for loan losses.................................  $ 1,834    $ 1,784
  Investment security write-downs due to SFAS #115..........    2,508      9,330
  Accumulated Depreciation..................................       59         65
  Deferred loan fees........................................      152        209
  Other.....................................................      210         44
                                                              -------    -------
          Total assets......................................    4,763     11,432
Deferred Liabilities:
  Accretion of discount.....................................   (1,519)    (1,440)
  Other.....................................................     (467)      (466)
                                                              -------    -------
          Total liabilities.................................   (1,986)    (1,906)
Valuation allowance.........................................       --       (200)
                                                              -------    -------
Net deferred asset..........................................  $ 2,777    $ 9,326
                                                              =======    =======

12.  PENSION AND PROFIT SHARING PLANS

     The Company has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company's funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of Three Rivers Bancorp, Inc. common stock), mutual funds, and short-term cash equivalent instruments.

     Pension Benefits:

                                                               AT DECEMBER 31
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $ 6,393    $6,476
Service cost................................................      447       658
Interest cost...............................................      467       448
Liabilities transferred from USBANCORP, Inc. ...............     (298)       --
Deferred asset gain (loss)..................................      320      (597)
Benefits paid...............................................   (1,284)     (552)
Expenses paid...............................................      (43)      (40)
                                                              -------    ------
Benefit obligation at end of year...........................  $ 6,002    $6,393
                                                              =======    ======

                           THREE RIVERS BANCORP, INC.

                                                               AT DECEMBER 31
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
                                                               (IN THOUSANDS)
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $ 5,894    $5,626
Assets transferred to USBANCORP, Inc........................     (298)       --
Actual return on plan assets................................      (33)       12
Employer contributions......................................      865       848
Benefits paid...............................................   (1,284)     (552)
Expenses paid...............................................      (43)      (40)
                                                              -------    ------
Fair value of plan assets at end of year....................  $ 5,101    $5,894
                                                              =======    ======
Funded status of the plan overfunded (underfunded)..........  $  (901)   $ (499)
Unrecognized transition obligation..........................        4         8
Unrecognized prior service cost.............................      435       503
Unrecognized actuarial (gain) loss..........................    1,215       368
                                                              -------    ------
Net prepaid (accrued) benefit cost..........................  $   753    $  380
                                                              =======    ======

     The following table represents the components of the net periodic benefit cost and the weighted-average assumptions used for the years ended December 31, 2000, 1999 and 1998:

                                                               FOR THE YEAR ENDED
                                                                   DECEMBER 31
                                                             -----------------------
                                                             2000     1999     1998
                                                             -----    -----    -----
                                                              (IN THOUSANDS, EXCEPT
                                                                  PERCENTAGES)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost...............................................  $ 447    $ 658    $ 598
Interest cost..............................................    467      448      405
Expected return on plan assets.............................   (493)    (480)    (411)
Amortization of prior year service cost....................     56       57       57
Amortization of transition asset...........................      3        3        3
Recognized net actuarial losses............................     --        2       --
                                                             -----    -----    -----
Net periodic benefit cost..................................  $ 480    $ 688    $ 652
                                                             =====    =====    =====
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate..............................................   7.25%    7.50%    6.75%
Expected return on plan assets.............................   8.00     8.00     8.00
Rate of compensation increase..............................   3.50     3.50     3.50
                                                             =====    =====    =====

     Three Rivers Bank also has a trusteed 401(k) plan with contributions made by Three Rivers Bank matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of Three Rivers Bank who work over 1,000 hours per year are eligible to participate in the plan on January 1 following six months of service. Three Rivers Bank's contribution to this 401(k) plan was $144,000 in 2000 and $145,000 in 1999.

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement benefits.

                           THREE RIVERS BANCORP, INC.

13.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2000, is as follows:

YEAR FUTURE MINIMUM LEASE PAYMENTS                            (IN THOUSANDS)
----------------------------------                            --------------
2001........................................................      $1,088
2002........................................................         858
2003........................................................         671
2004........................................................         471
2005 and thereafter (in total)..............................       1,064
                                                                  ------
Total.......................................................      $4,152
                                                                  ======

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $513,000, $474,000 and $452,000, in 2000, 1999, and 1998, respectively.

14.  RELATED PARTY TRANSACTION

     During 2000, 1999 and 1998 USBANCORP, Inc., performed certain accounting, data processing, audit and loan review services for the Company. In 1999 and 1998, the cost for these services were allocated based on the Bank's asset size as prescribed by USBANCORP, Inc.'s inter-entity billing policy. As a result of the April 1, 2000 spin-off, an agreement was negotiated with USBANCORP, Inc. to continue to perform some of these services. The 2000, 1999 and 1998 expense for the services provided is considered equivalent to the market value of these services had they been obtained from an unaffiliated party. For the years ended December 31, 2000, 1999 and 1998, the expense for these services totaled $1.5 million, $2.0 million and $1.9 million, respectively.

15.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company's banking subsidiary incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banking subsidiary evaluates each customer's creditworthiness on a case-by-case basis. Collateral that secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.

     Standby letters of credit are conditional commitments issued by the banking subsidiary to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the subsidiary banks' commercial loans.

                           THREE RIVERS BANCORP, INC.

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiary uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $87,881,000 and standby letters of credit of $8,202,000 as of December 31, 2000.

     Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position.

16.  STOCK COMPENSATION PLANS

     Upon the spin-off of Three Rivers Bank and the simultaneous creation of the Company, the Company's Board of Directors adopted an Incentive Stock Option Plan authorizing the grant of options covering 600,000 shares of common stock. Although the Company plan began April 1, 2000, options to purchase USBANCORP, Inc. common stock, which had been previously granted to the Company's management, were converted to options to purchase the Company's common stock. Under the Plan, options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB Opinion #25, "Accounting for Stock Issued to Employees." The option price at which a stock option may be exercised shall be not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised. Had compensation cost for these plans been determined consistent with SFAS #123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have changed to the following pro forma amounts:

                                                                  AT DECEMBER 31
                                                                       2000
                                                                  --------------
                                                                  (IN THOUSANDS,
                                                                    EXCEPT PER
                                                                   SHARE DATA)
Net income:
  As reported...............................................          $4,718
  Pro forma.................................................           4,688
Basic earnings per share:
  As reported...............................................            0.71
  Pro forma.................................................            0.70
Diluted earnings per share:
  As reported...............................................            0.71
  Pro forma.................................................            0.70
                                                                      ======

     Because SFAS #123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                           THREE RIVERS BANCORP, INC.

     A summary of the status of the Company's Stock Option Plan at December 31, 2000 and changes during the year is presented in the table and narrative following:

                                                              YEAR ENDED DECEMBER 31
                                                                       2000
                                                              -----------------------
                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                                               SHARES         PRICE
                                                              --------      ---------
Outstanding at beginning of year............................       --        $   --
USBANCORP, Inc. options converted to Three Rivers Bancorp,
  Inc. options, April 1, 2000...............................  253,341         12.13
Granted.....................................................   76,200          8.82
Exercised...................................................  (10,842)         7.83
Forfeited...................................................  (20,848)        11.05
                                                              -------
Outstanding at end of year..................................  297,851         11.52
Exercisable at end of year..................................  209,701         12.21
Weighted average fair value of options granted since
  1-1-95....................................................                 $ 1.65
                                                                             ======

     A total of 209,701 of the 297,841 options outstanding at December 31, 2000, have exercise prices between $7.95 and $28.43, with a weighted average exercise price of $12.21 and a weighted average remaining contractual life of 4.8 years. All of these options are exercisable. The remaining 88,084 options have exercise prices between $8.25 and $28.43, with a weighted average exercise price of $9.84 and a weighted average remaining contractual life of 9.6 years. During 2000, two option grants totaling 76,200 shares were issued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: risk-free interest rates ranging from 5.84% to 6.50%; expected dividend yield of 5.82%; expected lives of 7.0 years; expected volatility of 20.39%.

17.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as core deposit intangibles). The Company now carries $2.4 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1998 acquisition of two National City Branch offices in Allegheny County with $27 million in deposits, and the 1999 acquisition of a First Western Branch with $21 million in deposits. The Company's goodwill was fully amortized as of September 30, 2000.

     The Company is amortizing core deposit intangibles over periods ranging from five to ten years, using the straight-line method of amortization. The amortization expense of these intangible assets reduced 2000 diluted earnings per share by $0.04. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets:

YEAR EXPENSE                                                  (IN THOUSANDS)
------------                                                  --------------
2001........................................................      $  380
2002........................................................         380
2003........................................................         380
2004........................................................         380
2005 and after..............................................         926
                                                                  ------
Total.......................................................      $2,446
                                                                  ======

                           THREE RIVERS BANCORP, INC.

     Intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary bank's undiscounted future earnings over the remaining life of the intangibles in measuring whether these assets are recoverable.

18.  OFF-BALANCE SHEET HEDGE INSTRUMENTS

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. A summary of the Company's off-balance sheet derivative transactions are as follows:

  Borrowed Funds Hedges:

     The Company had entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and two years are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from three to five years. Under these swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly. For the $40 million interest rate cap, the Company only receives payment from the counterparty if the federal funds rate goes above the 5.00% strike rate. The following table summarizes the interest rate swap and cap transactions which impacted the Company's 2000 performance:

                                           FIXED   FLOATING              IMPACT ON
   NOTIONAL       START      TERMINATION   RATE      RATE     REPRICING  INTEREST
    AMOUNT         DATE         DATE       PAID    RECEIVED   FREQUENCY   EXPENSE
  -----------   ----------   -----------   -----   --------   ---------  ---------
  $30,000,000    10-25-99     10-25-00     6.17%     6.35%     Expired   $ (43,675)
   40,000,000    10-25-99     10-25-01     6.41      6.42     Quarterly     (4,381)
   40,000,000     5-01-99      4-30-00     5.00      5.75      Expired     (87,411)
                                                                         ---------
                                                                         $(135,467)
                                                                         =========

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties in the interest rate swap agreements is remote. The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $300 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at any time during the years ended December 31, 2000, or December 31, 1999.

     This interest rate swap agreement qualifies under hedge accounting and the short-cut method as prescribed by SFAS #133, "Accounting for Derivative Instruments and Hedge Activities", which was adopted January 1, 2001 and is not expected to have a material affect on the Company's statement of operations in the future.

19.  SEGMENT RESULTS

     The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company's major business units include community banking, mortgage banking, trust/financial services, and investment/funding center. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon activity and volume based rules of those services provided. Capital has been allocated among the businesses on a risk-adjusted basis. The business lines are match-funded and interest rate risk is centrally managed and accounted for within the investment/funding center business segment. The key performance measures the Company focuses on for each business segment

                           THREE RIVERS BANCORP, INC.

are net income and risk-adjusted return on equity. The contribution of the major business segments to the consolidated results for the past two years is summarized in the following table.

                                                              YEAR ENDED DECEMBER 31
                                  ------------------------------------------------------------------------------
                                                          INVESTMENTS/
                                   COMMUNITY BANKING     FUNDING CENTER       ALL OTHER             TOTAL
                                  -------------------   ----------------   ---------------   -------------------
                                    2000       1999      2000      1999    2000     1999       2000       1999
                                  --------   --------   -------   ------   -----   -------   --------   --------
                                                          (IN THOUSANDS, EXCEPT RATIOS)
Net interest income.............  $ 22,155   $ 20,498   $ 3,349   $8,991   $ (14)  $   (55)  $ 25,490   $ 29,434
Non-interest income.............     4,227      4,129      (389)     324     424     1,200      4,262      5,653
Non-interest expense............   (22,109)   (19,452)   (1,099)    (533)   (623)   (1,042)   (23,831)   (21,027)
                                  --------   --------   -------   ------   -----   -------   --------   --------
Income before income taxes......     4,273      5,175     1,861    8,782    (213)      103      5,921     14,060
Income taxes....................       397      1,494       580    2,563     (41)       33        936      4,090
                                  --------   --------   -------   ------   -----   -------   --------   --------
Income from continuing
  operations....................  $  3,876   $  3,681   $ 1,281   $6,219   $(172)  $    70   $  4,985   $  9,970
                                  ========   ========   =======   ======   =====   =======   ========   ========

     Community banking includes the deposit-gathering branch franchise along with lending to both individuals and businesses. Lending activities include commercial and commercial real-estate loans, residential mortgage loans and direct consumer loans. The underlying assets and liabilities for the community banking segment include loans and deposits. The investment/funding center includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments and centralized interest rate risk management. The underlying assets and liabilities for the investment/funding segment include investment securities and borrowings. The all other segment's primary businesses are trust and insurance, annuity and mutual fund sales and parent company activity.

20.  CAPITAL

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2000, the Company met all capital adequacy requirements to which it was subject. As of December 31, 2000 and 1999, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                           THREE RIVERS BANCORP, INC.

                                                        AS OF DECEMBER 31, 2000
                                       ----------------------------------------------------------
                                                                                   TO BE WELL
                                                             FOR CAPITAL       CAPITALIZED UNDER
                                                               ADEQUACY        PROMPT CORRECTIVE
                                            ACTUAL             PURPOSES        ACTION PROVISIONS
                                       ----------------    ----------------    ------------------
                                       AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                       -------    -----    -------    -----    --------    ------
                                                     (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted
  Assets) Consolidated...............  $66,320    12.85%   $41,283    8.00%    $51,603     10.00%
  Three Rivers Bank..................   62,149    12.08     41,175    8.00      51,469     10.00
Tier 1 Capital (to Risk Weighted
  Assets) Consolidated...............   60,927    11.81     20,641    4.00      30,962      6.00
  Three Rivers Bank..................   56,756    11.03     20,588    4.00      30,881      6.00
Tier 1 Capital (to Average Assets)
  Consolidated.......................   60,927     6.32     38,531    4.00      48,164      5.00
  Three Rivers Bank..................   56,756     5.66     40,130    4.00      50,162      5.00

                                                        AS OF DECEMBER 31, 1999
                                       ----------------------------------------------------------
                                                                                   TO BE WELL
                                                             FOR CAPITAL       CAPITALIZED UNDER
                                                               ADEQUACY        PROMPT CORRECTIVE
                                            ACTUAL             PURPOSES        ACTION PROVISIONS
                                       ----------------    ----------------    ------------------
                                       AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                       -------    -----    -------    -----    --------    ------
                                                     (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted
  Assets) Consolidated...............  $64,726    12.14%   $43,503    8.00%    $54,378     10.00%
  Three Rivers Bank..................   64,726    12.14     43,503    8.00      54,378     10.00
Tier 1 Capital (to Risk Weighted
  Assets) Consolidated...............   59,705    11.19     21,751    4.00      32,627      6.00
  Three Rivers Bank..................   59,705    11.19     21,751    4.00      32,627      6.00
Tier 1 Capital (to Average Assets)
  Consolidated.......................   59,705     5.80     41,157    4.00      51,446      5.00
  Three Rivers Bank..................   59,705     5.80     41,157    4.00      51,446      5.00

                           THREE RIVERS BANCORP, INC.

21.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. For years 1999 and 1998, per share data for earnings is based on an assumed distribution of one share of the Company's common stock for every two shares of USBANCORP, Inc. common stock outstanding.

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2000      1999      1998
                                                              ------    ------    -------
                                                                    (IN THOUSANDS)
Income from continuing operations...........................  $4,985    $9,970    $11,007
Net (loss) income from discontinued mortgage banking
  operation.................................................    (267)      (30)       252
                                                              ------    ------    -------
Net Income..................................................  $4,718    $9,940    $11,259
                                                              ======    ======    =======
DENOMINATOR
Denominator for basic earnings per share-weighted-average
  shares outstanding........................................   6,673     6,670      7,006
Effect of dilutive securities: Dilutive potential shares
  from stock-based compensation.............................      --        56        123
                                                              ------    ------    -------
Denominator for diluted earnings per share-adjusted
  weighted-average shares outstanding and assumed
  conversions...............................................   6,673     6,726      7,129
                                                              ======    ======    =======
Basic earnings per share:
  Income from continuing operations.........................  $ 0.75    $ 1.49    $  1.57
  Net (loss) income from discontinued Mortgage banking
     operation..............................................   (0.04)       --       0.04
                                                              ------    ------    -------
  Net income................................................  $ 0.71    $ 1.49    $  1.61
                                                              ======    ======    =======
Diluted earnings per share:
  Income from continuing operations.........................  $ 0.75    $ 1.48    $  1.54
  Net (loss) income from discontinued Mortgage banking
     operation..............................................   (0.04)       --       0.04
                                                              ------    ------    -------
  Net income................................................  $ 0.71    $ 1.48    $  1.58
                                                              ======    ======    =======

22.  COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                        2000        1999       1998
                                                       -------    --------    -------
                                                               (IN THOUSANDS)
COMPREHENSIVE INCOME
Net income...........................................  $ 4,718    $  9,940    $11,259
Other comprehensive income, before tax:
  Unrealized holding (losses) gains arising during
     period..........................................   18,811     (25,486)       826
  Less: reclassification adjustment for (losses)
     gains included in net income....................     (461)        273      1,316
                                                       -------    --------    -------
Other comprehensive income (loss), before tax........   19,272     (25,759)      (490)
Income tax expense (credit) related to items of other
  comprehensive income...............................    6,745      (7,493)      (148)
                                                       -------    --------    -------
Other comprehensive income (loss), net of tax........   12,527     (18,266)      (342)
                                                       -------    --------    -------
Comprehensive income (loss)..........................  $17,245    $ (8,326)   $10,917
                                                       =======    ========    =======

                           THREE RIVERS BANCORP, INC.

23.  SUBSEQUENT EVENTS

     On February 1, 2000, the Company and The Pennsylvania Capital Bank ("PA Capital Bank") announced that they have signed a definitive agreement for the Company to acquire all the stock of PA Capital Bank and to merge PA Capital Bank into the Bank.

     Pursuant to the definitive agreement, the transaction pricing has been calculated by using an underlying exchange ratio of 4.61 and price of the Company's stock at $9.00, creating a value of $41.50 a share for PA Capital's stock. Each PA Capital Bank shareholder will receive 90% of the deal price in the Company's stock and 10% in cash. The exchange ratio may be adjusted to reflect the exercise of outstanding options.

     Based on the Company's stock price of $9.00, and assuming 100% redemption of the options, the value price of the transaction would be $20 million comprised of $16.6 million in the Company's stock and $3.4 million in cash including $1.6 million needed to cash out the PA Capital Bank options. The price is approximately 175% of PA Capital's book value and 16.4 times its 2000 earnings. Using this example, the Company would issue approximately 1.83 million additional shares in the transaction, which will be recorded under the purchase method of accounting.

     Pending approval by shareholders of both TRBC and PA Capital Bank and various regulatory agencies, the transaction is expected to close at the beginning of the third quarter of 2001.

24.  PARENT COMPANY FINANCIAL INFORMATION

     The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Parent Company operations. As a result of the Company being newly formed on April 1, 2000 as a result of Three Rivers Bank being spun-off from USBANCORP, Inc., no prior periods exist for comparative purposes:

                                 BALANCE SHEET

                                                              AT DECEMBER 31
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................     $ 1,302
Equity investment in banking subsidiary.....................      54,552
Other assets................................................       3,640
                                                                 -------
TOTAL ASSETS................................................     $59,494
                                                                 =======
LIABILITIES
Other liabilities...........................................         770
                                                                 -------
TOTAL LIABILITIES...........................................         770
                                                                 -------
STOCKHOLDERS' EQUITY
Total stockholders' equity..................................      58,724
                                                                 -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $59,494
                                                                 =======

                           THREE RIVERS BANCORP, INC.

                              STATEMENT OF INCOME

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
INCOME
Dividends from subsidiary...................................     $ 6,599
                                                                 -------
TOTAL INCOME................................................       6,599
                                                                 -------
EXPENSE
Other expense...............................................         152
                                                                 -------
TOTAL EXPENSE...............................................         152
                                                                 -------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARY......................................       6,447
Income tax benefit..........................................          43
Equity in undistributed income of subsidiary................      (1,505)
                                                                 -------
INCOME FROM CONTINUING OPERATIONS...........................       4,985
Net loss from discontinued mortgage banking operation, Net
  of income tax.............................................        (267)
                                                                 -------
NET INCOME..................................................     $ 4,718
                                                                 =======
STATEMENT OF CASH FLOWS OPERATING ACTIVITIES
Net income..................................................     $ 4,718
Loss from discontinued mortgage banking operations, net of
  income taxes..............................................         267
                                                                 -------
Income from continuing operations...........................       4,985
Adjustment to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed income of subsidiary................       1,505
Other, net..................................................      (3,671)
                                                                 -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       2,819
                                                                 -------
INVESTING AND FINANCING ACTIVITIES
Common stock cash dividends paid............................      (1,602)
Proceeds from common stock options exercised................          85
                                                                 -------
NET CASH USED BY INVESTING AND FINANCING ACTIVITIES.........      (1,517)
                                                                 -------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS.................       1,302
CASH EQUIVALENTS AT JANUARY 1...............................          --
                                                                 -------
CASH EQUIVALENTS AT DECEMBER 31.............................     $ 1,302
                                                                 =======

     The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee. At December 31, 2000, the subsidiary bank was permitted to upstream an additional $2.4 million in cash dividends to the Parent Company. The subsidiary bank also had a combined $60.9 million of restricted surplus and retained earnings at December 31, 2000.

                           THREE RIVERS BANCORP, INC.

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company for the periods ending:

                                                   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                   -------   --------   -------   --------
                                                               (IN THOUSANDS)
2000 QUARTER END
  Interest income................................  $17,381   $17,549    $17,385   $18,100
  Non-interest income............................    1,248     1,211      1,180       623
                                                   -------   -------    -------   -------
  Total operating income.........................   18,629    18,760     18,565    18,723
  Interest expense...............................   11,405    11,220     10,689    11,011
  Provision for loan losses......................      150       150        150       150
  Non-interest expense...........................    5,074     6,203      5,965     6,589
                                                   -------   -------    -------   -------
  Income before income taxes.....................    2,000     1,187      1,761       973
  Provision for income taxes.....................      570       342        501      (477)
                                                   -------   -------    -------   -------
  Income from continuing operations..............  $ 1,430   $   845    $ 1,260   $ 1,450
  (Loss) income from discontinued
  Mortgage Banking Operations, net of income
     taxes.......................................       --        --         --      (267)
                                                   -------   -------    -------   -------
  Net Income.....................................  $ 1,430   $   845    $ 1,260   $ 1,183
                                                   =======   =======    =======   =======
  Per Common Share Data:
     Basic:
       Income from continuing operations.........  $  0.21   $  0.13    $  0.19   $  0.22
       Net Income................................     0.21      0.13       0.19      0.18
     Diluted:
       Income from continuing operations.........  $  0.21   $  0.13    $  0.19   $  0.22
       Net Income................................     0.21      0.13       0.19      0.18

                           THREE RIVERS BANCORP, INC.

                                                   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                   -------   --------   -------   --------
                                                               (IN THOUSANDS)
1999 QUARTER END
  Interest income................................  $18,451   $17,984    $17,544   $16,837
  Non-interest income............................    1,312     1,366      1,497     1,478
                                                   -------   -------    -------   -------
  Total operating income.........................   19,763    19,350     19,041    18,315
  Interest expense...............................   10,950    10,543     10,018     9,571
  Provision for loan losses......................       75        75         75        75
  Non-interest expense...........................    5,327     5,291      5,265     5,144
                                                   -------   -------    -------   -------
  Income before income taxes.....................    3,411     3,441      3,683     3,525
  Provision for income taxes.....................      922     1,023      1,095     1,050
                                                   -------   -------    -------   -------
  Income from continuing operations..............  $ 2,489   $ 2,418    $ 2,588   $ 2,475
  (Loss) income from discontinued
  Mortgage Banking Operations, net of income
     taxes.......................................     (230)        3       (115)      312
                                                   -------   -------    -------   -------
  Net Income.....................................  $ 2,259   $ 2,421    $ 2,473   $ 2,787
                                                   =======   =======    =======   =======
  Per Common Share Data:
     Basic:
       Income from continuing operations.........  $  0.37   $  0.36    $  0.39   $  0.37
       Net Income................................     0.35      0.36       0.37      0.41
     Diluted:
       Income from continuing operations.........  $  0.37   $  0.36    $  0.39   $  0.36
       Net Income................................     0.34      0.36       0.37      0.41

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

                                                                January 31, 2001

To the Stockholders and
Board of Directors of
Three Rivers Bancorp, Inc.

     Management of Three Rivers Bancorp, Inc. and its subsidiary has prepared the consolidated financial statements and other information in the Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States and are responsible for its accuracy.

     In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

     Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information, and other items. There is an ongoing program to assess compliance with these policies.

     The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent public accountants to discuss audit, financial reporting, and related matters. Ernst and Young LLP and the Company's internal auditors have direct access to the Audit Committee.

/s/ TERRY K. DUNKLE                                         /s/ ANTHONY M.V. ERAMO
-----------------------------------------------------       -----------------------------------------------------
Terry K. Dunkle                                             Anthony M.V. Eramo
Chairman, President & CEO                                   Vice President & Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Three Rivers Bancorp, Inc.

     We have audited the accompanying consolidated balance sheet of Three Rivers Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2000 and the related consolidated statement of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Three Rivers Bancorp, Inc. and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST AND YOUNG LLP
                                          --------------------------------------

Pittsburgh, Pennsylvania
January 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Three Rivers Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Three Rivers Bancorp, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Three Rivers Bancorp, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with auditing principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------

Pittsburgh, Pennsylvania,
January 21, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported on Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this section relative to Directors of the Registrant is provided below. Executive officer information has been provided in
Item 1.

     The Board of Directors of Three Rivers Bancorp, Inc. currently consists of 15 members divided into three classes. The age, position with Three Rivers, period of service as a director of Three Rivers, business experience during the past five years and directorships in other companies for each nominee for election and for each director whose term will continue after the meeting are set forth below:

CLASS I DIRECTORS WHOSE TERMS EXPIRE IN 2001

CLIFFORD A. BARTON

Age 72; Director since April 2000. Retired. Former Chairman, President, and Chief Executive Officer of USBANCORP, Inc. from 1987 to 1994 (commercial bank). Trustee of Crown American Realty Trust commercial real estate developer.

TERRY K. DUNKLE

Age 59; Director since April 2000. Chief Executive Officer of Three Rivers Bancorp, Inc. since April 2000. Chairman, President, and Chief Executive Officer of USBANCORP, Inc. from 1994 to March 31, 2000.

J. TERRENCE FARRELL

Age 53; Director since April 2000. Self-employed, licensed attorney in the Commonwealth of Pennsylvania since 1977.

MARYLOUISE FENNELL, ED.D.

Age 61; Director since April 2000. Higher education consultant since 1989.

JACK SEVY

Age 70; Director since April 2000. Retired in 1993. Owned and operated New Stanton West Auto/Truck Plaza until 1992.

CLASS II DIRECTORS WHOSE TERMS EXPIRE IN 2002

JEROME M. ADAMS

Age 69; Director since April 2000. Partner, Adams & Myers since January 2000 (law firm). Partner, Adams, Myers & Baczkowski from 1985 to 1999 (law firm). Partner, Adams & Myers Real Estate Company since July 2000 (purchase and manage real estate).

I. N. RENDALL HARPER, JR.

Age 62; Director since April 2000. President and Chief Executive Officer of American Micrographics Company, Inc. since 1977 (record service and data conversion company).

RICHARD W. KAPPEL

Age 69; Director since April 2000. Chief Executive Officer, Secretary and Treasurer of Wm. J. Kappel Wholesale Co. since 1970 (retail and wholesale jewelry sales). President and sole shareholder of Fuel Conservation Industries since 1978 (selling energy savings devices).

W. HARRISON VAIL

Age 60; Director since April 2000. President and Chief Operating Officer of Three Rivers Bancorp, Inc. since April 2000. President and Chief Executive Officer of Three Rivers Bank and Trust Company, 1985 to 2000.

CHARLES R. ZAPPALA

Age 52; Director since April 2000. Chairman of Russell, Rea, Zappala & Gomulka Holdings, Inc. since 1994 (investment banking holding company). Other directorships: RRZ Capital Markets Inc., RRZ Investment Management, Inc., MDL Capital Management, Inc., Sightsound Technologies, Inc., Kinetic Workplace, Inc.

CLASS III DIRECTORS WHOSE TERMS EXPIRE IN 2003

MICHAEL F. BUTLER

Age 65; Director since April 2000. International business consultant and private legal practice since 1992.

JAMES R. FERRY

Age 62; Director since April 2000. Chairman of Ferry Electric Company since 1998. President of Ferry Electric Company prior to 1998.

STEVEN J. GUY

Age 41; Director since April 2000. Chief Financial Officer and Vice President of Finance of Oxford Development Company since August 1997 (real estate investment company). Officer of Oxford Real Estate Advisors, Inc. since July 1995 (registered investment advisor).

STEPHEN I. RICHMAN

Age 67; Director since April 2000. Partner of Richman & Smith Law Firm since 1995. President of Washington Trust Building, Inc. since 1991 (real estate and investment company). President of W.T.B. Garage, Inc. since 1994 (parking facility company). Other directorships: Washington Trust Building, Inc. and W.T.B. Garage, Inc.

EDWARD W. SEIFERT

Age 62; Director since April 2000. Partner, Reed Smith LLP since 1977 (law firm).

     The Board of Directors met four times in 2000. Each director attended over 75% of the Board and Committee meetings occurring during his or her period of service.

     The Board of Directors has an Audit Committee and a Compensation Committee. Three Rivers Bancorp, Inc. does not have a standing nominating committee. The Audit Committee met 4 times in 2000, and the Compensation Committee met 5 times in 2000.

     The Audit Committee is responsible for recommending to the Board of Directors the appointment of an independent public accountant to audit the books and accounts of Three Rivers Bancorp, Inc. and its subsidiaries, reviewing the reports of the audit department and the reports of examinations conducted by bank regulators and Three Rivers Bancorp, Inc.'s independent public accountants, reviewing the adequacy of internal audit and control procedures, and reporting to the Board of Directors. The members of the Audit Committee are independent as independent is defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

     The Compensation Committee is responsible for reviewing and making recommendations regarding the compensation of corporate officers and for administering the Three Rivers Bancorp, Inc. Stock Option Plan and the Three Rivers Bancorp, Inc. Long-Term Incentive Plan.

     The memberships of committees during 2000 were as follows: Audit Committee:
Michael F. Butler (Chairman), Jerome M. Adams, James R. Ferry, Steven J. Guy, I.N. Rendall Harper and Richard W. Kappel; Compensation Committee: Clifford A. Barton (Chairman), Marylouise Farrell, I. N. Rendall Harper, Jr. and Charles R. Zappala.

     In 2000, each non-employee director was given a retainer of $6,000 paid in shares of Three Rivers Bancorp, Inc. common stock. All directors receive $500 for each board meeting attended, and $400 for each committee meeting attended. All directors of Three Rivers Bancorp, Inc. are also directors of Three Rivers Bank. These directors received an additional $450 for each meeting of the board of Three Rivers Bank they attended, and $400 for each committee meeting attended. Directors are compensated $200 for participating in each committee meeting attended by telephone.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Except as set forth below, for the fiscal year ended December 31, 2000, each director, executive officer and holder of more than 10% of Three Rivers' common stock of which Three Rivers is aware timely filed all required reports under Section 16(a) of the Securities Exchange Act of 1934.

     Messrs. Eramo, King, Locher and McKeown each filed a late Form 3 and a late Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     Shown below is information concerning the annual and long-term compensation for services rendered in all capacities to Three Rivers and its subsidiaries for the years ended December 31, 2000, 1999 and 1998 for Terry K. Dunkle, the Chief Executive Officer of Three Rivers Bancorp, Inc., and the other three most highly compensated individuals who served as executive officers of Three Rivers Bancorp, Inc. at December 31, 2000 and who earned in excess of $100,000 in 2000. The compensation described in this table was paid by Three Rivers Bancorp, Inc. or one of its current or prior affiliates.

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                                 -----------------------
                                                                                                SHARES
                                         ANNUAL COMPENSATION         OTHER       RESTRICTED   UNDERLYING
                                      -------------------------      ANNUAL        STOCK       OPTIONS     ALL OTHER(2)
                                                         BONUS    COMPENSATION   AWARDS($)     GRANTED     COMPENSATION
OFFICER AND POSITION AT TRBC          YEAR   SALARY($)    ($)         ($)           (1)          (#)           ($)
----------------------------          ----   ---------   ------   ------------   ----------   ----------   ------------
Terry K. Dunkle.....................  2000    249,500        --       --               --        7,500         5,400
  Chairman and                        1999    340,042    58,837       --               --           --        27,050
  Chief Executive Officer             1998    330,060    65,649       --          109,477           --        26,159
W. Harrison Vail....................  2000    181,500        --       --               --        6,000        10,261
  Vice Chairman of the Board          1999    181,500    27,951       --               --           --        14,647
  President and Chief Operating
    Officer                           1998    165,000    29,172       --           72,984            0        10,547
Harry G. King.......................  2000     97,812        --       --               --        4,000         3,843
  Senior Vice President, Bank         1999     94,050    14,919       --               --            0        10,366
  Operations and Support Services     1998     90,000     8,021       --               --            0         6,225
Vincent Locher......................  2000    115,000        --       --               --       15,000         4,344
  Senior Vice President,              1999     93,500    15,766       --               --            0        11,230
  Chief Commercial Loan Officer       1998     85,000     8,426       --               --            0         4,878

---------------
(1) At the end of 2000, neither Mr. Dunkle nor Mr. Vail held any restricted shares. Since the award of restricted shares in 1998, 2/3 of the shares shown have vested; the remaining 1/3 were forfeited in connection with the spin-off.

(2) Amounts include matching contributions under the 401(k) plan and premiums for life insurance.

OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information on grants to the executive officers named in the Summary Compensation Table of options to purchase shares of common stock pursuant to the Three Rivers Bancorp, Inc. Stock Option Plan during the year ended December 31, 2000.

                                  NUMBER                                                        POTENTIAL REALIZABLE VALUE AT
                               OF SECURITIES   EXERCISE OR                  % OF TOTAL       ASSUMED ANNUAL RATES OF STOCK PRICE
                                UNDERLYING     BASE PRICE                 OPTIONS GRANTED     APPRECIATION FOR OPTION TERM ($)
                                  OPTIONS      -----------   EXPIRATION    TO EMPLOYEES     -------------------------------------
NAME                            GRANTED (#)     ($/SHARE)       DATE      IN FISCAL YEAR     0%          5%              10%
----                           -------------   -----------   ----------   ---------------   -----   -------------   -------------
Terry K. Dunkle..............      7,500         $ 8.25       9/27/10          10.2%          $0     $    38,913     $    98,613
W. Harrison Vail.............      6,000         $ 8.25       9/27/10           8.2%          $0     $    31,130     $    78,890
Harry G. King................      4,000         $ 8.25       9/27/10           5.5%          $0     $    20,754     $    52,594
Vincent Locher...............     10,000         $11.25        4/3/10          13.7%          $0     $    70,751     $   179,296
Gains applicable to all
  Shareholders(1)............                                                                 $0     $34,632,441     $87,765,405

---------------
(1) The potential realizable gain to all shareholders (based on 6.675 million shares of Three Rivers Bancorp, Inc. common stock outstanding at December 31, 2000 and the year-end market price of $8.25) at 0%, 5%, and 10% assumed annual growth rates over a term of ten years is provided as a comparison to the potential gain realizable by the named executive officers at the same assumed annual rates of stock appreciation.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The information set forth in the following table relates to options to purchase shares of Three Rivers Bancorp, Inc. common stock that were exercised by the executive officers named in the Summary Compensation Table in 2000.

                                                                    SHARES UNDERLYING
                                                                   UNEXERCISED OPTIONS                  VALUE OF IN-THE-MONEY
                             SHARES                               AT DECEMBER 31, 2000             OPTIONS AT DECEMBER 31, 2000(2)
                          ACQUIRED ON         VALUE        -----------------------------------   -----------------------------------
NAME                      EXERCISE (#)   REALIZED ($)(1)   EXERCISABLE (#)   UNEXERCISABLE (#)   EXERCISABLE ($)   UNEXERCISABLE ($)
----                      ------------   ---------------   ---------------   -----------------   ---------------   -----------------
Terry K. Dunkle.........     2,000           $  209            58,055              7,500              $ 341              $   0
W. Harrison Vail........     8,842           $6,767            33,247              6,000              $ 961              $   0
Harry G. King...........         0           $    0             2,397              4,000              $   0              $   0
Vincent Locher..........         0           $    0             1,710             15,000              $   0              $   0

---------------
(1) Represents the aggregate market value of the underlying shares of Three Rivers Bancorp, Inc. common stock at the date of exercise minus the aggregate exercise prices for options exercised.

(2) "In-the-money-options" are stock options with respect to which the market value of the underlying shares of Three Rivers Bancorp, Inc. common stock exceeded the exercise price at December 31, 2000. The value of such options is determined by subtracting the aggregate exercise price for such options from the aggregate fair market value of the underlying shares of Three Rivers Bancorp, Inc. common stock on December 31, 2000. Fair market value was determined by reference to the average of the high and the low sale prices of Three Rivers Bancorp, Inc. common stock as quoted on the Nasdaq National Market.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE OF THREE RIVERS

  Role of the Compensation Committee

     The Compensation Committee of Three Rivers Bancorp, Inc. governs Three Rivers Bancorp, Inc.'s compensation programs. The objectives of the Compensation Committee are to ensure that executive compensation programs are competitive with peer organizations, consistent with Three Rivers Bancorp, Inc.'s long-term business goals, efficient in light of tax, accounting, and regulatory issues, and help attract and retain highly qualified executives. Prominent among the Compensation Committee's duties are the oversight of executive salaries, Three Rivers Bancorp, Inc.'s annual incentive plan, and its long-term incentive plans.

  Policy on Executive Compensation

     The objectives mentioned above are reflected in Three Rivers Bancorp, Inc.'s executive compensation policy which is highlighted below.

     - Base salaries are to be consistent with competitive practices for similar positions at comparable organizations.

     - The annual incentive plan should be used to focus management on explicit annual performance objectives, the achievement of which contributes to Three Rivers Bancorp, Inc.'s long-term success. The plan should also place a portion of total compensation at risk and ensure that all participants have a vested interest in the success of Three Rivers Bancorp, Inc. The plan should provide compensation opportunities that are in line with competitive practices.

     - Long-term incentive plan(s) should be used to provide key employees additional incentive to contribute to the success of Three Rivers Bancorp, Inc. by making a portion of compensation contingent upon the sustained future success of Three Rivers Bancorp, Inc. Long-term incentive awards should be consistent with competitive practices.

     - Competitive pay practices are determined using two sources. A peer group of comparably sized bank holding companies located in twelve nearby states is used as one benchmark. Published banking industry compensation surveys are used to supplement the peer data.

  Relationship of Pay to Performance

     The Compensation Committee uses annual and long-term incentive programs to link pay and performance.

     Under the Executive Annual Incentive Plan, participants are eligible to receive performance-based compensation in the form of cash and shares of Three Rivers Bancorp, Inc. common stock. Incentive awards for all participants are based on two corporate performance measures: return on equity (ROE) and total return to shareholders (total return). Incentive awards for all but the Chief Executive Officer and the Chief Operating Officer are also determined in part by the individual's performance. All incentive awards are contingent upon maintaining a satisfactory CAMEL rating (a regulatory measure of Three Rivers Bancorp, Inc.'s overall financial soundness).

     In February 2000, the Compensation Committee established ROE and total return goals for the plan year. Following the conclusion of the plan year, the Compensation Committee determined that ROE and total return performance levels fell short of established goals. Some of the named executive officers, excluding the Chief Executive Officer and the Chief Operating Officer, received a portion of their incentive award, based on their individual performance.

     The Compensation Committee administers two long-term incentive plans -- the Three Rivers Bancorp Stock Option Plan and the Three Rivers Bancorp Long-Term Incentive Plan. The Stock Option Plan was established primarily to convert outstanding USBANCORP stock options into options of equivalent value on Three Rivers Bancorp, Inc. common stock in connection with the spin-off of Three Rivers from USBANCORP. The Long-Term Incentive Plan was established to provide for future awards of stock options, as well as other award types, such as performance shares and restricted stock.

     In connection with the spin-off of Three Rivers from USBANCORP, all outstanding USBANCORP options held by Three Rivers employees were converted to options on Three Rivers Bancorp, Inc. common stock. In no case was the intrinsic value of an optionee's total award increased as a result of this conversion.

     New options on Three Rivers Bancorp, Inc. stock were granted to named executive officers during the calendar year, on a limited basis in April and more broadly in September. The Compensation Committee determined that such awards were appropriate given the objectives of its executive compensation policy.

  2000 Compensation for the Chief Executive Officer

     After consideration of the new duties of the Chief Executive Officer as a result of the spin-off of Three Rivers from USBANCORP, the Compensation Committee established the Chief Executive Officer's salary at $276,000 effective April 1, 2000. Based on independent assessments of the competitive market, the Compensation Committee believes Mr. Dunkle's salary approximates the median of competitive practices.

     Mr. Dunkle's annual incentive award was predetermined to be a function of ROE and total return performance relative to goals. Performance during the plan year fell short of goals, thereby precluding Mr. Dunkle from earning an award under the plan.

     In September, the Compensation Committee awarded Mr. Dunkle 7,500 stock options with an exercise price equal to the fair market value of Three Rivers Bancorp, Inc. common stock ($8.25). The option award vests in four equal annual installments. The Compensation Committee believes this option award to be consistent with its executive compensation policy.

  Impact of IRC Section 162(m)

     Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to an executive officer in excess of $1,000,000. Certain "performance based" compensation, such as performance bonuses and stock option grants, is exempt from Section 162(m) if certain regulations are complied with. Currently, the Compensation Committee believes that performance based bonus awards made in 2000 and grants of stock options made in 2000 under the Long Term Incentive Plan and Stock Option Plan would be exempt from Section 162(m). The Compensation Committee will continue to monitor the potential impact of Section 162(m) and take such actions as it deems appropriate in the future.

Submitted by: The Compensation Committee of
the Board of Directors of Three Rivers Bancorp, Inc.

     Clifford Barton
     Marylouise Fennell
     I.N. Rendall Harper, Jr.
     Charles Zappala

PENSION PLAN -- THREE RIVERS BANK

     Three Rivers Bank maintained a defined benefit pension plan that was established in 1970 (the "Three Rivers Plan"). Effective July 1, 1993, the benefit formula of the Three Rivers Plan was revised to duplicate the benefit formula of the plan provided by USBANCORP with exception of the definition of pay for pension purposes. Employees retiring on or after July 1, 1993 will receive a benefit based upon the U.S. Bank Plan formula but not less than the benefit earned through June 30, 1993, under the former Three Rivers Plan formula.

     The table below sets forth the estimated annual benefits payable on retirement at normal retirement age (age 65) under the Three Rivers Plan based on benefit accruals through December 31, 2000 for specified salary and years of service classifications.

                            ANNUAL BENEFITS PAYABLE

                                                        YEARS OF CREDITED SERVICE
                                           ---------------------------------------------------
FINAL BASE SALARY                             5         10         15         20         25
-----------------                          -------    -------    -------    -------    -------
$ 70,000.................................  $ 8,633    $17,267    $25,900    $25,900    $25,900
$ 90,000.................................  $11,100    $22,200    $33,300    $33,300    $33,300
$110,000.................................  $13,567    $27,133    $40,700    $40,700    $40,700
$130,000.................................  $16,033    $32,067    $48,100    $48,100    $48,100
$150,000.................................  $18,500    $37,000    $55,500    $55,500    $55,500
$170,000.................................  $20,967    $41,933    $62,900    $62,900    $62,900
$190,000.................................  $20,967    $41,933    $62,900    $62,900    $62,900
$210,000.................................  $20,967    $41,933    $62,900    $62,900    $62,900
$230,000.................................  $20,967    $41,933    $62,900    $62,900    $62,900

     Remuneration for pension purposes under the Three Rivers Plan is base pay excluding overtime, bonus or reimbursement of business expenses.

     Benefits are limited by Internal Revenue Code Section 401(a)(17). For 2000, this compensation limit was $170,000. The limits are subject to cost of living adjustments.

     As of December 31, 2000, Messrs. Dunkle, Vail, King and Locher had 13, 17, 29 and 14 years of credited service, respectively.

     The benefits are paid for the life of the employee with a right of survivorship with respect to ten years of post-retirement benefits. Other optional forms of benefit are available in actuarially equivalent amounts. The benefits are not subject to any deduction for Social Security or other offset amounts.

     Three Rivers Bank expects to make a total contribution to the Three Rivers Plan of $865,278 in 2000 for the 1999 Plan year.

SUPPLEMENTAL PENSION PLANS

     In connection with the spin-off of Three Rivers from USBANCORP, the Committee approved a deferred compensation arrangement for Mr. Dunkle. Under the terms of the arrangement, Mr. Dunkle is entitled to an annual retirement benefit equal to $31,600 plus 2.35% of his final average salary for each year of future service with Three Rivers Bancorp, Inc. Benefits commence at the later of Mr. Dunkle's termination from service or age 65. Benefits are payable until the earlier of 240 months or Mr. Dunkle's death. A 50% survivor benefit is payable in the event that he dies before receipt of 240 monthly payments. This agreement is not intended to be a funded plan for federal income tax purposes.

     In connection with the deferred compensation arrangement, Three Rivers Bancorp, Inc. has purchased an insurance policy on Mr. Dunkle's life. The life insurance policy has been assigned to a Rabbi Trust established by Three Rivers Bancorp, Inc. to assist Three Rivers Bancorp, Inc. in satisfying its obligations to Mr. Dunkle. The Trust Company, as trustee, is the policy owner and beneficiary. Mr. Dunkle remains a general unsecured creditor of Three Rivers Bancorp, Inc. and the assets of the trust are subject to the claims of creditors.

     The Board of Directors also approved the purchase of an individual disability income policy for Mr. Dunkle. Mr. Dunkle has collaterally assigned the policy to Three Rivers Bancorp, Inc. so that in the event of his disability prior to retirement, the policy will pay Three Rivers Bancorp, Inc. a monthly benefit sufficient to pay the premium on the life insurance policy on Mr. Dunkle's life. This would relieve Three Rivers Bancorp, Inc. of the obligations to pay premiums on the policy if Mr. Dunkle becomes disabled, without reducing the promised retirement benefits to Mr. Dunkle.

     Three Rivers Bancorp, Inc. has provided additional life insurance and retirement benefits for Mr. Dunkle funded through a split-dollar life insurance policy. Three Rivers Bancorp, Inc. pays a portion of the premiums until Mr. Dunkle's normal retirement. At Mr. Dunkle's retirement, Three Rivers Bancorp, Inc. will recover, through a withdrawal from the policy, its cumulative premiums or the policy cash value if less. Mr. Dunkle will receive a paid-up life insurance policy that will include any remaining cash value. If Mr. Dunkle dies prior to retirement, Three Rivers Bancorp, Inc. will be reimbursed for its total premiums from the insurance proceeds. The annual premium paid by Three Rivers Bancorp, Inc. is $10,000 per year, and Three Rivers Bancorp, Inc. has an interest in the policy cash value equal to the lesser of its cumulative premiums or the policy cash value.

     Three Rivers Bancorp, Inc. maintains a nonqualified deferred compensation plan under which executives may defer the payment of certain forms of stock compensation as well as compensation in addition to that which is permitted under its retirement plans under Internal Revenue Code Section 401(a). This plan is unfunded for tax and ERISA purposes.

CHANGE IN CONTROL AGREEMENTS

     In 2000, Three Rivers Bancorp, Inc. entered into Change in Control Agreements with Messrs. Dunkle, Vail, Eramo and Locher, pursuant to which Three Rivers Bancorp, Inc. agreed to provide the executives with severance benefits upon the occurrence of certain enumerated events following a change in control of Three Rivers Bancorp, Inc. The initial term of the agreements is three years, subject to an automatic three year extension on each anniversary date thereof, unless either party gives notice to the other of an intention not to renew. Under the agreements, upon the occurrence of a triggering event following a change in control, Mr. Dunkle would be entitled to receive approximately 2.99 times his combined salary and bonus which will be determined (a) during the initial three-year term of the agreement, by reference to his highest salary and bonus paid in the year in which he is terminated or in any one of the last five fiscal years preceding such termination, and (b) after the expiration of the initial term, by reference to the average of the executive's combined salary and bonus in the preceding five years. The change in control agreements for each of Messrs. Vail, Eramo and Locher are identical, except that Messrs. Eramo and Locher will receive 1 times their combined base salary and bonus and Mr. Vail will receive 1.5 times his combined base salary and bonus. The executives, in their discretion, may receive these payments in a lump sum or on a monthly installment basis. The change in control agreements also entitle the executives to continued participation in the employee benefits plans of Three Rivers Bancorp, Inc. for a period of three years with respect to Mr. Dunkle, eighteen months with respect to Mr. Vail and one year with respect to Messrs. Eramo and Locher. In the event that Mr. Dunkle, Mr. Vail, Mr. Eramo or Mr. Locher is ineligible to continue participation in the employee benefits plans of Three Rivers Bancorp, Inc., Three Rivers Bancorp, Inc. shall, in lieu of such participation, pay the ineligible individual a dollar amount equal to the dollar amount of the benefit that was forfeited as a result of his ineligibility or a dollar amount equal to the cost to the individual to obtain such benefits in the case of any life, disability or medical insurance plans or programs. In addition, the Agreements provide that options held by the executives to acquire Three Rivers Bancorp, Inc. common stock, to the extent not currently exercisable, will become immediately exercisable upon the occurrence of a triggering event following a change in control and may be exercised by the executives at any time prior to the earlier of the expiration date of the options or 90 days after the executive's termination. The agreements also require Three Rivers Bancorp, Inc. to make additional payments to the executives in the event that the severance payments described above result in the imposition of an excise tax, pursuant to Section 4999 of the Internal Revenue Code on the payment of such amounts.

STOCK PERFORMANCE GRAPH

     The following graph compares the percentage change in Three Rivers Bancorp, Inc.'s cumulative total stockholder return from April 3, 2000, the date on which the common stock began trading on the Nasdaq National Market, to December 31, 2000, with the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Bank Stocks for the same period.

  COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR THREE
                              RIVERS BANCORP, INC.

                                    [GRAPH]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned, directly or indirectly, by (i) each director and nominee for director of Three Rivers Bancorp, Inc. (ii) each of the executive officers named in the Summary Compensation Table, and (iii) the directors and executive officers of Three Rivers Bancorp, Inc. as a group, as of February 28, 2001.

     Except as noted below, the address of each person listed below is the address of Three Rivers Bancorp, Inc.

                                    SHARES           AMOUNT AND
                                   HELD IN             NATURE               TOTAL
                                    THREE             OF DIRECT           AMOUNT OF
                                    RIVERS           BENEFICIAL           BENEFICIAL          PERCENT OF
                                  401(k)PLAN          OWNERSHIP        OWNERSHIP(1)(2)          CLASS
                                --------------    -----------------    ----------------    ----------------
Jerome M. Adams(3)............           0               9,913                 9,913                *
Clifford A Barton(4)..........           0              96,176                96,176             1.44%
Michael F. Butler.............           0              15,893                15,893                *
Terry K. Dunkle(5)............           0             103,735               103,735             1.55%
Anthony M. V. Eramo(6)........           0               3,770                 3,770                *
J. Terrence Farrell(7)........           0               9,373                 9,373                *
Marylouise Fennell............           0                 697                   697                *
James R. Ferry(8).............           0               1,147                 1,147                *
Steven J. Guy.................           0               1,697                 1,697                *
I.N. Rendall Harper, Jr.......           0                 697                   697                *
Richard W. Kappel(9)..........           0              14,024                14,024                *
Harry G. King(10).............       2,115               3,340                 5,455                *
Vincent W. Locher(11).........       3,010               6,016                 9,026                *
Gary M. McKeown(12)...........       1,039              25,349                26,388
Stephen I. Richman............           0               2,197                 2,197                *
Edward W. Seifert.............           0               6,819                 6,819                *
Jack Sevy.....................           0               4,496                 4,496                *
W. Harrison Vail(13)..........      19,934              66,348                86,282             1.29%
Charles R. Zappala(14)........           0                 685                   685                *
All executive officers and
  directors as a group (19
  persons)....................                                            398,470(15)            5.86%

---------------
* Less than 1%.

 (1) Unless otherwise indicated in a subsequent note, each person named has sole voting and investment power with respect to the shares of common stock shown.

 (2) The number of shares indicated as beneficially owned by each of the directors and named executive officers, and by all directors and officers as a group, and the percentage of common stock outstanding beneficially owned by each person and the group, has been determined in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934.

 (3) Includes 2,259 shares jointly owned by Mr. Adams and his spouse.

 (4) Includes 52,987 shares held by Mr. Barton's spouse.

 (5) Includes 5,950 shares held by Mr. Dunkle's spouse and options to purchase 58,055 shares of common stock that are currently exercisable, or become exercisable, within 60 days of the date hereof.

 (6) Includes 1,717 shares jointly owned by Mr. Eramo and his spouse and options to purchase 2,053 shares of common stock that are currently exercisable, or become exercisable, within 60 days of the date hereof.

 (7) Includes 6,045 shares held by the Estate of J. Paul Farrell of which Mr. Farrell is a beneficiary entitled to receive 760 shares. Mr. Farrell disclaims beneficial ownership of all but 760 of the shares held by the estate.

 (8) Includes 450 shares held by Ferry Electric Company, in which Mr. Ferry has a 93% ownership interest.

 (9) Includes 1,647 shares held by Fuel Conservation Industries, an energy savings device corporation, of which Mr. Kappel is the President and sole shareholder, and 206 shares held by the Richard W. Kappel Wholesale Company, of which Mr. Kappel is the chief executive officer.

(10) Includes 944 shares jointly owned by Mr. King and his spouse and options to purchase 2,397 shares of common stock that are currently exercisable, or become exercisable, within 60 days of the date hereof.

(11) Includes options to purchase 5,043 shares of common stock that are currently exercisable, or become exercisable, within 60 days of the date hereof.

(12) Includes 2,582 shares jointly owned by Mr. McKeown and his spouse and options to purchase 22,767 shares of common stock that are currently exercisable, or become exercisable, within 60 days of the date hereof.

(13) Includes 24,442 shares held by the W. Harrison Vail 1997 Trust and options to purchase 33,247 shares of common stock that are currently exercisable, or become exercisable, within 60 days of the date hereof.

(14) Shares jointly owned by Mr. Zappala and his spouse.

(15) Includes 32,790 shares owned of record and beneficially or owned beneficially through a nominee, 26,098 shares owned indirectly pursuant to Three Rivers' 401(k) Plan, options to purchase 123,562 shares of common stock that are currently exercisable, or become exercisable, within 60 days of the date hereof, and 67,124 shares held jointly with, or by family members of certain directors and officers.

                     PRINCIPAL STOCKHOLDERS OF THREE RIVERS

     The following table sets forth the ownership of common stock by each person known by Three Rivers to beneficially own more than 5% of the common stock on February 28, 2001.

NAME AND ADDRESS OF                                          AMOUNT AND NATURE OF
BENEFICIAL OWNER                                             BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------                                          --------------------    ----------------
c/o Brent D. Baird(1)......................................        606,357               [9.085]%
  1350 One M&T Plaza
  Buffalo, New York 14203

---------------
(1) According to a Schedule 13D filed on July 7, 2000, and subsequently amended on July 20, 2000 and September 14, 2000, The Cameron Baird Foundation, Bruce
    C. Baird, Michael C. Baird, Anne S. Baird, Jane D. Baird and First Carolina Investors, Inc. beneficially own, in the aggregate, the 606,357 shares reported in this table. The reporting persons deny that they are acting as a "group" with respect to the shares reported in this table. According to the
    Schedule 13D/A (Amendment No. 2), none of the reporting persons individually owns in excess of 5% of Three Rivers' common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Three Rivers Bank occasionally engages in ordinary course banking transactions with its officers and directors and the officers and directors of Three Rivers Bancorp, Inc. which at times involve loans in excess of $60,000. This practice will likely continue. All loans to such persons have been made, and in the future will be made, in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, and will not, involve more than normal risk of collectibility or present other unfavorable features. These loans represented, in the aggregate, 1.1% of stockholders' equity as of December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2000 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

THREE RIVERS BANCORP, Inc. and Subsidiary
  Consolidated Balance Sheets, 30
  Consolidated Statements of Income, 31
  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, 32
  Consolidated Statements of Cash Flows, 33
  Notes to Consolidated Financial Statements, 34
  Statement of Management Responsibility, 59
  Reports of Independent Auditors, 60 & 61

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

REPORTS ON FORM 8-K:

     There were no reports on Form 8-K for the quarter ended December 31, 2000.

EXHIBITS:

     The exhibits listed below are filed herewith or incorporated by reference to other filings.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  2.1      Corporate Separation and Reorganization Agreement dated
           March 31, 2000 among USBANCORP, Inc., Three Rivers Bank and
           Trust Company and Three Rivers Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 of Three Rivers Bancorp, Inc. (File No.
           000-29083).
  2.2      Agreement and Plan of Reorganization dated as of January 31,
           2001 by and among The Pennsylvania Capital Bank, Three
           Rivers Bancorp, Inc. and the Three Rivers Bank and Trust
           Company (incorporated by reference to Exhibit 2.1 to the
           Form 8-K filed on February 1, 2001).
  3.1      Amended and Restated Articles of Incorporation of Three
           Rivers Bancorp, Inc. (incorporated by reference to Exhibit
           3.1 to the Registration Statement on Form 10 of Three Rivers
           Bancorp, Inc. (File No. 000-29083)).
  3.2      By-laws of Three Rivers Bancorp, Inc. (incorporated by
           reference to Exhibit 3.2 to the Registration Statement on
           Form 10 of Three Rivers Bancorp, Inc. (File No. 000-29083)).
 10.1      Tax Separation Agreement dated as of April 1, 2000 between
           USBANCORP, Inc. and Three Rivers Bancorp, Inc. (filed
           herewith).
 10.2      Services Agreement dated June 1, 2000 among USBANCORP, Inc.,
           United States Bank in Johnstown, Three Rivers Bank and Trust
           Company and Three Rivers Bancorp, Inc. (incorporated by
           reference to Exhibit 10.5 of the Quarterly Report on Form
           10-Q for the quarter ended June 30, 2000).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.3      Three Rivers Bancorp, Inc. Long-Term Incentive Plan
           (incorporated by reference to Exhibit 99.1 to the
           Registration Statement on Form S-8 of Three Rivers Bancorp,
           Inc. (File No. 333-39160)).
 10.4      Three Rivers Bancorp, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Three Rivers Bancorp, Inc. (File No.
           333-39166)).
 10.5      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and Terry K. Dunkle
           (incorporated by reference to Exhibit 10.6 of the Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000)).
 10.6      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and W. Harrison Vail
           (incorporated by reference to Exhibit 10.7 of the Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000)).
 10.7      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and Vincent Locher
           (incorporated by reference to Exhibit 10.8 of the Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000)).
 10.8      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and Anthony M. V. Eramo
           (filed herewith).
 11.1      Statement Regarding Computation of Per Share Earnings (filed herewith).
 16.1      Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Form 8-K filed by Three
           Rivers Bancorp, Inc. on May 24, 2000).
 21.1      Subsidiary of Three Rivers Bancorp, Inc. (filed herewith).
 23.1      Consent of Arthur Andersen LLP (filed herewith).
 23.2      Consent of Ernst & Young LLP (filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THREE RIVERS BANCORP, Inc.
                                          (Registrant)

                                          By:      /s/ TERRY K. DUNKLE
                                            ------------------------------------
                                            Terry K. Dunkle
                                            Chairman, President
                                            and Chief Executive Officer
Date: March 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2000:

                 /s/ TERRY K. DUNKLE                   Chairman, President and Chief Executive
-----------------------------------------------------  Officer; Director
                   Terry K. Dunkle

               /s/ ANTHONY M.V. ERAMO                  Vice President and Chief Financial Officer
-----------------------------------------------------
                 Anthony M.V. Eramo

                 /s/ JEROME M. ADAMS                   Director
-----------------------------------------------------
                   Jerome M. Adams

               /s/ CLIFFORD A. BARTON                  Director
-----------------------------------------------------
                 Clifford A. Barton

                /s/ MICHAEL F. BUTLER                  Director
-----------------------------------------------------
                  Michael F. Butler

               /s/ J. TERRENCE FARRELL                 Director
-----------------------------------------------------
                 J. Terrence Farrell

               /s/ MARYLOUISE FENNELL                  Director
-----------------------------------------------------
                 Marylouise Fennell

                 /s/ JAMES R. FERRY                    Director
-----------------------------------------------------
                   James R. Ferry

                  /s/ STEVEN J. GUY                    Director
-----------------------------------------------------
                    Steven J. Guy

             /s/ I.N. RENDALL HARPER, JR               Director
-----------------------------------------------------
              I.N. Rendall Harper, Jr.

                /s/ RICHARD W. KAPPEL                  Director
-----------------------------------------------------
                  Richard W. Kappel

               /s/ STEPHEN I. RICHMAN                  Director
-----------------------------------------------------
                 Stephen I. Richman

                /s/ EDWARD W. SEIFERT                  Director
-----------------------------------------------------
                  Edward W. Seifert

                    /s/ JACK SEVY                      Director
-----------------------------------------------------
                      Jack Sevy

                /s/ W. HARRISON VAIL                   Director
-----------------------------------------------------
                  W. Harrison Vail

               /s/ CHARLES R. ZAPPALA                  Director
-----------------------------------------------------
                 Charles R. Zappala