Form 10-K/A
period 2000-12-31
THREE RIVERS BANCORP INC
filed 2001-03-28
CIK 1103585

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


                               (AMENDMENT NO. 1)

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


                                      None


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

     The number of shares of Common Stock outstanding on January 31, 2001 6,676,212.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The registrant hereby amends and restates, in its entirety, its Form 10-K filed on March 20, 2001 by this Amendment No. 1 to the Form 10-K filed on Form 10-K/A on March 28, 2001.


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

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          THREE RIVERS BANCORP, Inc.


                                          (Registrant)



                                          By: /s/ TERRY K. DUNKLE

                                            ------------------------------------

                                            Terry K. Dunkle


                                            Chairman, President


                                            and Chief Executive Officer



Date: March 28, 2001