Form 10-Q
period 2001-03-31
THREE RIVERS BANCORP INC
filed 2001-05-14
CIK 1103585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended March 31, 2001

Transaction Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transaction period from to __

Commission File Number 0-29083

THREE RIVERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania 25-1843375

(State or other jurisdiction of incorporation (I.R.S. Employer Identification No.)

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

Class Outstanding at May 1, 2001

Common Stock, par value $0.01 6,676,212

per share

THREE RIVERS BANCORP, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION:

Item 1.Quarterly Financial Statements

Consolidated Balance Sheets -

March 31, 2001, December 31, 2000,

and March 31, 2000 3

Consolidated Statements of Income -

Three Months Ended March 31, 2001,

and 2000 4

Consolidated Statement of Changes

in Stockholders' Equity -

Three Months Ended

March 31, 2001 6

Consolidated Statements of Cash Flows -

Three Months Ended

March 31, 2001, and 2000 7

Notes to Consolidated Financial

Statements 8

Item 2. Management's Discussion and Analysis

of Consolidated Financial Condition

and Results of Operations 16

PART II. OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K 29

THREE RIVERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,	March 31,
	_2001_	2000	2000
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 15,870	$ 15,471	$ 16,979
Investment securities:
Available for sale	397,907	416,745	465,451
Loans	501,054	488,956	476,475
Less: Unearned income	28	31	51
Allowance for loan losses	5,494	5,393	5,027
Net loans	495,532	483,532	471,397
Premises and equipment	4,630	4,775	5,295
Accrued income receivable	6,460	6,465	6,806
Goodwill and core deposit intangibles	2,351	2,446	2,739
Bank owned life insurance	13,091	12,942	12,556
Other assets	2,632	4,685	17,721
Net assets of discontinued mortgage banking operations	--	--	10,159
TOTAL ASSETS	$ 938,473	$ 947,061	$ 1,009,103

LIABILITIES
Non-interest bearing deposits	$ 91,182	$ 86,181	$ 85,523
Interest bearing deposits	534,632	545,809	494,375
Total deposits	625,814	631,990	579,898
Federal funds purchased and securities sold under
agreements to repurchase	1,450	4,100	20,116
Other short-term borrowings	--	5,066	23,200
Advances from Federal Home Loan Bank	235,271	234,876	319,876
Long-term debt	593	633	2,159
Total borrowed funds	237,314	244,675	365,351

Other liabilities	12,329	11,672	8,520
TOTAL LIABILITIES	875,457	888,337	953,769

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued or outstanding for the periods presented	-	-	-
Common stock, par value $.01 per share; 20,000,000 shares authorized; 6,676,212 and 6,675,212 issued and outstanding on March 31, 2001 and December 31, 2000, respectively; not applicable to March 31, 2000	67	67	2,015
Surplus	22,495	22,487	20,454
Retained earnings	41,550	40,819	49,847
Accumulated other comprehensive income (loss)	(1,096)	(4,649)	(16,982)
TOTAL STOCKHOLDERS' EQUITY	63,016	58,724	55,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 938,473	$ 947,061	$ 1,009,103

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2001	2000
INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$ 9,944	$ 9,548
Tax exempt	140	179
Deposits with banks	5	5
Federal funds sold	20	-
Investment securities:
Available for sale	6,382	8,368
Total Interest Income	16,491	18,100

INTEREST EXPENSE
Deposits	6,683	5,074
Federal funds purchased and securities sold under agreements to repurchase	24	289
Other short-term borrowings	9	467
Advances from Federal Home Loan Bank	3,785	5,126
Long-term debt	13	55
Total Interest Expense	10,514	11,011

NET INTEREST INCOME	5,977	7,089
Provision for loan losses	150	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,827	6,939

NON-INTEREST INCOME
Trust fees	30	75
Net realized loss on investment securities	(3)	(502)
Net realized loss on loans held for sale	-	(14)
Wholesale cash processing fees	144	120
Service charges on deposit accounts	484	442
Bank owned life insurance	149	146
Other income	288	356
Total Non-Interest Income	1,092	623

NON-INTEREST EXPENSE
Salaries and employee benefits	2,470	2,512
Net occupancy expense	485	535
Equipment expense	403	408
Professional fees	320	267
Supplies, postage, and freight	208	264
Miscellaneous taxes and insurance	213	165
FDIC deposit insurance expense	30	28
Amortization of goodwill and core deposit intangibles	95	99
Spin-off costs	--	458
OREO expense	12	832
Other expense	812	1,021
Total Non-Interest Expense	$ 5,048	$ 6,589

See accompanying notes to consolidated financial statements.

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited
	Three Months Ended March 31,
	2001	2000

INCOME BEFORE INCOME TAXES	$ 1,871	$ 973
Provision (benefit) for income taxes	339	(477)

INCOME FROM CONTINUING OPERATIONS	$ 1,532	$ 1,450
Loss from discontinued Mortgage Banking Operations, net of income taxes	-	(267)
NET INCOME	$ 1,532	$ 1,183

PER COMMON SHARE DATA:
Basic:
Income from continuing operations	$ 0.23	$ 0.22
Net income	0.23	0.18
Average shares outstanding	6,676,190	6,659,483
Diluted:
Income from continuing operations	$ 0.23	$ 0.22
Net income	0.23	0.18
Average shares outstanding	6,681,179	6,665,003
Cash dividends declared	$ 0.12	$ N/A

.

See accompanying notes to consolidated financial statements

THREE RIVERS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2001	$ -	$ 67	$ 22,487	$ 40,819	$ (4,649)	$ 58,724
Net Income	-	-	-	1,532	-	1,532
Other comprehensive income, net of tax	-	-	-	-	3,553	3,553
Comprehensive income						5,085
Dividends declared	-	-	-	(801)	-	(801)
Stock options exercised (1,000 shares)	-	-	8	-	-	8
Balance, March 31, 2001	$ -	$ 67	$ 22,495	$ 41,550	$ (1,096)	$ 63,016

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
OPERATING ACTIVITIES
Net income	$ 1,532	$ 1,183
Loss from discontinued mortgage banking operations	--	267
Income from continuing operations	1,532	1,450
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	150	150
Depreciation and amortization	(51)	97
Amortization expense of goodwill and core deposit intangibles	95	105
Net amortization of investment securities	44	146
Net realized losses on investment securities	3	502
Net realized losses on loans and loans held for sale	--	14
Decrease in accrued income receivable	5	698
Increase (decrease) in accrued expense payable	1,216	(428)
Net decrease (increase) in other assets	621	(1,730)
Net decrease in other liabilities	(559)	(334)
Net cash provided by operating activities	3,056	670

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(8,520)	(10,817)
Proceeds from maturities of investment securities and
other short-term investments - available for sale	11,807	10,840
Proceeds from sales of investment securities and
other short-term investments - available for sale	20,970	56,937
Long-term loans originated	(54,420)	(22,092)
Principal collected on long-term loans	41,539	22,152
Loans sold or participated	--	2,679
Net decrease in credit card receivable and other short-term loans	918	114
Purchases of premises and equipment	(226)	(107)
Sale/retirement of premises and equipment	--	51
Net cash provided by investing activities	12,068	59,757

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(6,176)	7,203
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(7,716)	17,003
Net principal repayments of advances from
Federal Home Loan Bank	--	(90,000)
Repayments of long-term debt	(40)	(46)
Common stock dividends paid	(801)	(1,836)
Proceeds from stock options exercised	8	--
Net cash used by financing activities	(14,725)	(67,676)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	399	(7,249)
CASH EQUIVALENTS AT JANUARY 1	15,471	24,228
CASH EQUIVALENTS AT MARCH 31	$ 15,870	$ 16,979

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

On February 1, 2001, the Company and The Pennsylvania Capital Bank ("PA Capital Bank") announced that they signed a definitive agreement for the Company to acquire all the stock of PA Capital Bank and to merge PA Capital Bank into Three Rivers Bank.

Pursuant to the definitive agreement, the transaction pricing has been calculated using an underlying exchange ratio of 4.61 and price of the Company's stock at $9.00, creating a value of $41.50 a share for PA Capital's stock. Each PA Capital Bank shareholder will receive 90% of the deal price in the Company's stock and 10% in cash. The exchange ratio may be adjusted to reflect the exercise of outstanding options.

Based on the Company's stock price of $9.00, and assuming 100% redemption of the options, the value price of the transaction would be $20 million comprised of $16.6 million in the Company's stock and $3.4 million in cash including $1.6 million needed to cash out the PA Capital Bank options. The price is approximately 175% of PA Capital's December 31, 2000 book value and 16.4 times its 2000 earnings. Using this example, the Company would issue approximately 1.83 million additional shares in the transaction, which will be recorded under the purchase method of accounting.

Pending approval by shareholders of both the Company and PA Capital Bank and various regulatory agencies, the transaction is expected to close at the beginning of the third quarter of 2001.

The merger is intended to satisfy the capital raising requirement of the private letter ruling. However, because the merger will not be closed by April 1, 2001, the private letter ruling is no longer conclusively binding on the IRS. On April 19, 2001, USBANCORP applied to the IRS for a supplemental ruling that the merger satisfies the requirements set forth in the original private letter ruling. Although there can be no assurance, the Company believes that the IRS will likely issue such supplemental ruling.

If the IRS does not issue a supplemental ruling affirming the continuing validity of the original private letter ruling, USBANCORP and its shareholders will not be able to rely on the original private letter ruling. Consequently, the IRS could assert that the spin-off was a taxable dividend by USBANCORP to its shareholders. If this challenge were successful, the shareholders of USBANCORP who received stock of the Company in the spin-off would be deemed to have received a taxable dividend. In addition, USBANCORP would be taxed to the extent that the fair market value of the Company's stock immediately after the spin-off exceeded its tax basis as part of USBANCORP immediately prior to the spin-off. By virtue of the Tax Separation Agreement entered into by USBANCORP and the Company in connection with the spin-off, the Company could be held liable for such tax.

2. Basis of Presentation

The consolidated financial statements include the accounts of Three Rivers Bancorp, Inc. and its wholly owned subsidiary, Three Rivers Bank and Trust Company ("Three Rivers Bank"). Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's annual financial statements for the year ended December 31, 2000, filed with the Securities and Exchange Commission as part of Three Rivers Bancorp, Inc.'s Form 10K filing.

Basic earnings per share includes, only the weighted average common shares outstanding. Diluted earnings per share includes, the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company's results are included in the consolidated federal income tax return of USBANCORP, Inc. through March 31, 2000. For the portion of the year beginning April 1, 2000, the Company will file its own consolidated federal income tax return with the Internal Revenue Service. During the first quarter 2001, the Company was not required to make any payments for federal income taxes. During the first quarter 2000, the Company made payments to USBANCORP, Inc. for federal income taxes, which totaled $1,382,000. Total interest expense paid amounted to $9,298,000 in 2001's first three months compared to $11,415,000 in the same 2000 period.

  Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years after June 15, 2000. The Company has adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value.

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

  As of March 31, 2001, the Company had one off-balance sheet derivative transaction outstanding. A FHLB advance that matures quarterly is being used to fund fixed-rate agency mortgage-backed securities with durations ranging from three to five years. Under a swap agreement, the Company pays a fixed-rate of interest and receives a floating-rate. The interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount. The following table summarizes the interest rate swap transaction which impacted the Company's first three months of 2001 performance:

Increase
			Fixed	Floating		(Decrease)
Notional	Start	Termination	Rate	Rate	Repricing	Of Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
$40,000,000	10-25-99	10-25-01	6.41%	5.89%	Quarterly	$ 52,267

  The mark-to-market values of both the fair value hedge instrument and the underlying debt obligation are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the income statement. The existing fair value hedge is 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness, and therefore, the adoption of FAS 133 did not have a material impact on the Company's consolidated financial statements.

  Comprehensive Income

Comprehensive income totaled $5.1 million and $1.4 million for the first quarter of 2001 and 2000, respectively. Differences between comprehensive income and net income for these periods result entirely from investment security unrealized holding gains, net of income taxes.

5. Investment Securities

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

Investment securities available for sale:

March 31, 2001

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value
U.S. Treasury	$ 4,050	$ 93	$ --	$ 4,143
U.S. Agency	9,905	32	--	9,937
State and municipal	29,079	49	(444)	28,684
U.S. Agency mortgage-backed
securities	334,802	1,287	(2,160)	333,929
Other securities (F1)	21,981	2	(769)	21,214
Total	$ 399,817	$ 1,463	$ (3,373)	$ 397,907

(F1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At March 31, 2001, 97.6% of the portfolio was rated "AAA" compared to 98.1% at March 31, 2000. Less than 1.1% of the portfolio was rated below "A" or unrated on March 31, 2001.

As of March 31, 2001, the Company had investment securities with a market value of $315 million pledged to secure borrowed funds and public deposits.

6. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31	December 31	March 31
	2001	2000	2000
Commercial	$ 53,858	$ 44,569	$ 47,980
Commercial loans secured
by real estate	245,773	237,830	207,224
Real estate - mortgage	176,260	181,066	191,602
Consumer	25,163	25,491	29,669
Loans	501,054	488,956	476,475
Less: Unearned income	28	31	51
Loans, net of unearned income	$ 501,026	$ 488,925	$ 476,424

Real estate-construction loans were not material at these presented dates and comprised 2.7% of total loans net of unearned income at March 31, 2001. The Company has no credit exposure to foreign countries or highly leveraged transactions.

7. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended
	March 31,
	2001	2000
Balance at beginning of period	$ 5,393	$ 5,021
Reduction due to spin-off of TRB	-	-
Charge-offs:
Commercial	3	158
Real estate-mortgage	37	67
Consumer	34	12
Total charge-offs	74	237
Recoveries:
Commercial	--	13
Real estate-mortgage	11	69
Consumer	14	11
Total recoveries	25	93

Net charge-offs	49	144
Provision for loan losses	150	150
Balance at end of period	$ 5,494	$ 5,027

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.04%	0.12%
Annualized provision for loan losses	0.12	0.13
Allowance as a percent of loans and loans
held for sale, net of unearned income	1.10	1.06
Total classified loans	$24,835	$15,244

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31	December 31	March 31
	2001	2000	2000

Non-accrual loans	$ 2,017	$ 2,324	$ 2,829
Loans past due 90
days or more	--	201	50
Other real estate owned	154	70	5,828
Total non-performing assets	$ 2,171	$ 2,595	$ 8,707
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.43%	0.53%	1.81%

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

Three Months Ended

March 31,

	2001	2000
Interest income due in accordance
with original terms	$ 5	$ 12
Interest income recorded	(2)	(1)
Net reduction in interest income	$ 3	$ 11

9. Goodwill and Core Deposit Intangible Assets

The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as core deposit intangibles). The Company now carries $2.4 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1998 acquisition of two National City Branch offices in Allegheny County with $27 million in deposits, and the 1999 acquisition of a First Western Branch with $21 million in deposits. As of September 30, 2000, the Company's goodwill was fully amortized. A reconciliation of the Company's intangible asset balances is as follows (in thousands):

Balance at December 31, 2000	$ 2,446
Amortization expense	(95)
Balance at March 31, 2001	$ 2,351

The Company is amortizing core deposit intangibles over periods ranging from five to ten years, using the straight-line method of amortization. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets (in thousands):

Remaining 2001	$ 285
2002	380
2003	380
2004	380
2005	380
2006 and after	546
Total	$ 2,351

10. Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at March 31, 2001, (in thousands, except percentages):

		Weighted
		Average
Maturing	Amount	Rate

2001	$ 79,271	6.27%
2002	6,000	7.25
2005	50,000	7.06
2010 and after	100,000	6.01

	$ 235,271	6.35%

All of the above borrowings bear a fixed-rate of interest. As of March 31, 2001, there is a $40 million Open Repo Plus advance, included in the 2001 category, with a rate of 5.6% and a maturity date of April 24, 2001. This Repo is hedged by an interest rate swap as described in MD&A. Upon maturity, the Company entered into a new Repo agreement, for the same amount, with a rate of 4.39% and a maturity date of July 25, 2001. All FHLB stock along with an interest in mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

11. Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2001, the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2001, and 2000, as well as, December 31, 2000, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

As of March 31, 2001	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	$ 67,255	12.91%	$ 41,676	8.00%	$ 52,095	10.00%
Three Rivers Bank	63,092	12.11	41,666	8.00	52,083	10.00
Tier 1 Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	61,761	11.86	20,838	4.00	31,257	6.00
Three Rivers Bank	57,598	11.06	20,833	4.00	31,250	6.00
Tier 1 Capital (to Average Assets)
Three Rivers Bancorp, Inc.	61,761	6.62	37,332	4.00	46,665	5.00
Three Rivers Bank	57,598	6.17	37,332	4.00	46,665	5.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

("M.D.& A.")

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

.....BALANCE SHEET OVERVIEW..... The Company's total consolidated assets were $938 million at March 31, 2001, compared with $947 million at December 31, 2000, which represents a decrease of $9 million. During the first three months of 2001, total loans and loans held for sale increased $12.1 million as loan originations exceeded principal paydowns. Total investment securities decreased $18.8 million during the first three months of 2001 as a result of the Company selling $12.5 million worth of FHLB stock from the portfolio in addition to normal principal repayments. Cash and due from banks increased $399,000 million, or 2.6%, during the first three months of 2001.

Total deposits decreased by $6.2 million, or 1.0%, since December 31, 2000. The Company's total borrowed funds position decreased $7.4 million, or 3.0%, during the period. Total equity increased by $4.3 million due to a decrease in the unrealized investment security holding losses, net of tax, over the period.

.....LOAN QUALITY.....The following table sets forth information concerning Three Rivers Bancorp, Inc.'s loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans at a rate materially less than that of market rates: (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2001	2000	2000
Total loan delinquency (past due
30 to 89 days)	$ 3,823	$5,329	$ 3,670
Total non-accrual loans	2,017	2,324	2,829
Total non-performing assets*	2,171	2,595	8,707
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	0.76%	1.09%	0.77%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.40	0.48	0.59
Non-performing assets, as a
percentage of total loans and
loans held for sale, net of
unearned income, and other
real estate owned	0.43	0.53	1.81

*Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

Between March 31, 2001, and December 31, 2000, total loan delinquency decreased $1.5 million, causing the delinquency ratio to decrease 33 basis points to 0.76%. Total non-performing assets decreased by $424,000 since December 31,2000 causing the non-performing assets to total loans, net of unearned income and OREO, ratio to decrease to 0.43%.

.....ALLOWANCE FOR LOAN LOSSES.....As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within each calendar year. The Company has also identified two pools of small dollar value homogeneous loans that are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment

The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2001	2000	2000
Allowance for loan losses	$ 5,494	$ 5,393	$ 5,027
Allowance for loan losses as a
percentage of each of
the following:
total loans and loans
held for sale,
net of unearned income	1.10%	1.10%	1.06%
total delinquent loans
(past due 30 to 89 days)	143.71	101.20	136.98
total non-accrual loans	272.38	232.06	177.70
total non-performing assets	253.06	207.82	174.61

Since December 31, 2000, the balance in the allowance for loan losses has increased $101,000 while the balance of total loans increased by $12.1 million. The increase in the allowance for loan losses is the result of the increase in outstanding loan levels, as well as a shift of the loan portfolio from 1-4 family mortgage loans to loans that are more commercial in nature. The Company's allowance for loan losses at March 31, 2001, was 272% of non-accrual loans.

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $489,000 at March 31, 2001, and $575,000 at March 31, 2000, being specifically identified as impaired and a corresponding allocation reserve of $200,000 at March 31, 2001 and no corresponding allocation reserve at March 31, 2000. The average outstanding balance for loans being specifically identified as impaired was $489,000 for the first three months of 2001 compared to $575,000 for the first three months of 2000. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first three months of 2001 or 2000.

The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

March 31, 2001 December 31, 2000 March 31, 2000
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 783	10.7%	$ 605	9.1%	$ 462	10.1%
Commercial
loans secured
by real estate	4,093	49.1	4,103	48.7	1,749	43.5
Real estate -
mortgage	291	35.2	300	37.0	488	40.2
Consumer	132	5.0	139	5.2	180	6.2
Allocation to
General risk	195	-	246	-	2,148	-
Total	$ 5,494	100.0%	$ 5,393	100.0%	$ 5,027	100.0%

Although real estate-mortgage loans comprise approximately 35% of the Company's total loan portfolio, only $291,000 or 5.3% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At March 31, 2001, management of the Company believes the allowance for loan losses is adequate to cover estimated losses within the Company's loan portfolio. Although the allowance is allocated to specific components of the loan portfolio, it is available to cover any losses regardless of the component of the loan portfolio.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

.....PERFORMANCE OVERVIEW..... Three Rivers Bancorp, Inc. was spun off from USBANCORP, Inc. on April 1, 2000. Accordingly, the following results for the three months ended March 31, 2001 represent a quarter in which Three Rivers Bancorp, Inc operated as an independent company, while the results for the three months ended March 31, 2000 represent a quarter in which the Company operated as a subsidiary of USBANCORP, Inc.

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

As a result of the spin-off, first quarter 2000 results were negatively affected by $458,000 of spin-off related costs, which negatively effected earnings per share by $0.04. During the first quarter of 2000, the Internal Revenue Service completed its examination of USBANCORP, Inc.'s federal income tax returns (of which the Company was included) through the 1997 tax year. As a result of a change in the estimate of the Company's income tax liability, the Company reversed tax expense accruals of $750,000, resulting in a negative income tax provision for the first quarter of 2000 of $477,000.

The Company's income from continuing operations for the first quarter of 2001 totaled $1.5 million or $0.23 per share on a diluted basis. The first quarter 2001 results are higher when compared with the $1.2 million or $0.22 per diluted share for the first quarter of 2000.

The Company's return on equity (ROE) averaged 10.63% for the first quarter of 2001 compared to 12.75% ROE in the first quarter of 2000.

Net interest income decreased by $1.1 million, or 15.7%, as a result of rising interest rates causing compression in the net interest margin from 2.85% in the first quarter of 2000 to 2.65% in the first quarter of 2001. The Company's equity base has been positively affected by an increase in other comprehensive income due to an increase in value of the Company's available for sale securities portfolio. This increase, however, was partially offset by a reduction due to the dividend of the mortgage banking subsidiary on April 1, 2000. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
Income from continuing operations	$ 1,532	$ 1,450
Diluted earnings per share	0.23	0.22
Return on average equity	10.63%	12.75%
Return on average assets	0.65	0.56
Average diluted common shares outstanding	6,681	6,665

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first quarter of 2001 to the first quarter of 2000 (in thousands, except percentages):

	Three Months Ended March 31,		Net
	2001	2000	Change	% Change
Interest Income	$ 16,491	$ 18,100	$ (1,609)	(8.9)
Interest Expense	10,514	11,011	(497)	(4.5)
Net interest income	5,977	7,089	(1,112)	(15.7)
Tax-equivalent adjustment	106	205	(99)	(48.2)
Net tax-equivalent interest income	$ 6,083	$ 7,294	$ (1,211)	(16.6)

Net interest margin	2.65%	2.85%	(0.20)%	N/M

N/M - Not meaningful

Three Rivers Bancorp's net interest income on a tax-equivalent basis decreased by $1.2 million, or 16.6%, due primarily to compression of the net interest margin percentage. Total average earning assets decreased $109.6 million during the first quarter 2001 compared to the same period of 2000. This resulted from a $118.7 million, or 22.3%, decrease in investment securities, which was partially offset by an increase in total loans of $7.8 million, or 1.6%.

The income reduction from this decrease in earning assets was coupled with a 20 basis point decline in the net interest margin to 2.65%. The drop in the net interest margin reflects a 16 basis point increase in the earning asset yield, but was more than offset by a 56 basis point increase in the cost of funds. During the first quarter, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased further margin compression as a result of the leverage program the Company has had in place over the last five years.

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

...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 2001 decreased by $1.7 million or 9.3% when compared to the same 2000 period. This decrease was due to the $109.6 million or 10.9% decrease in total average earning assets. Within the earning asset base, the yield on the total loan portfolio increased by 21 basis points to 8.35% due to the upward repricing of floating-rate loans and the shift in the loan portfolio to the higher yielding commercial and commercial real estate loans. The yield on total investment securities decreased by 16 basis points to 6.23% due to the increased prepayments and the corresponding increase in the amortization of premiums.

The Company's total interest expense for the first quarter of 2001 decreased by $497,000, or 4.5% when compared to the same 2000 period. This lower interest expense was due to the decrease in average interest bearing liabilities of $121.5 million, or 13.5%. This, however, was partially offset by a 56 basis point increase in the yield on interest bearing liabilities, to an average of 5.47% for the first quarter of 2001.

The decrease in interest-bearing liabilities results from a decrease in borrowed funds of $175.8 million, or 42.5%, which was partially offset by an increase in total deposits of $54.3 million, or 11.1%. The increase in total deposits is primarily the result of special rate incentives offered by the Bank to increase the certificate of deposit portfolio. As a result, certificate of deposits increased $67.1 million, or 20.3%. The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations. FHLB advances had an average cost of 6.53% in the first quarter of 2001 which was 78 basis points higher than their cost in the prior year first quarter and 153 basis points greater than the average cost of deposits which was 5.00% in the first quarter. Overall, the Company's total cost of funds increased by 56 basis points to 5.47%.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $40 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 3.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the first quarter of 2001, the level of short-term borrowed funds and FHLB advances to total assets averaged 25.4%. At quarter end, the Company had borrowed funds to total assets of 25.3%, which is within the parameters set by the Board of Directors of the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Three Months Ended March 31 (In thousands, except percentages)

	2001 Actual			2000 Actual
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 483,440	$ 10,121	8.35%	$ 475,598	$ 9,768	8.14%
Deposits with banks	480	5	4.44	744	5	2.64
Federal funds sold	1,503	20	5.35	2	-	6.00
Total investment securities	414,548	6,451	6.23	533,270	8,532	6.39
Total interest earning assets/interest income	899,971	16,597	7.39	1,009,614	18,305	7.23
Non-interest earning assets:
Cash and due from banks	13,745			15,694
Premises and equipment	4,767			5,400
Other assets	22,614			15,110
Allowance for loan losses	(5,452)			(5,051)
TOTAL ASSETS	$ 935,645			$1,040,767

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 41,233	$ 81	0.80%	$ 42,059	$ 91	0.87%
Savings	57,549	288	2.03	64,283	313	1.96
Money markets	46,153	363	3.19	51,373	368	2.88
Other time	397,122	5,951	6.08	330,059	4,302	5.24
Total interest bearing deposits	542,057	6,683	5.00	487,774	5,074	4.18
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	2,251	33	5.86	53,026	756	5.64
Advances from Federal Home Loan Bank	235,009	3,785	6.53	358,382	5,126	5.75
Long-term debt	617	13	8.47	2,287	55	9.67
Total interest bearing liabilities/interest expense	779,934	10,514	5.47	901,469	11,011	4.91
Non-interest bearing liabilities:
Demand deposits	88,028			83,338
Other liabilities	10,049			10,234
Stockholders' equity	57,634			45,726
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 935,645			$1,040,767
Interest rate spread			1.92			2.32
Net interest income/ net interest margin		6,083	2.65%		7,294	2.85%
Tax-equivalent adjustment		(106)			(205)
Net Interest Income		$ 5,977			$ 7,089

.....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first quarter of 2001 totaled $150,000 or 0.03% of average total loans which parallels the provision level experienced in the 2000 first quarter. The Company recognized net loan charge-offs of $49,000, or 0.04% of average loans in the first quarter of 2001. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note 7 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2001 totaled $1.1 million which represents a $469,000, or 75.3%, increase when compared to the same 2000 quarter. This increase was primarily due to the recognition of net loss' from security sales of $502,000 during the first quarter of 2000.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2001 totaled $5.0 million which represented a $1.5 million, or 23.4%, decrease when compared to the same 2000 quarter. This decrease was primarily due to the following items:

  as a result of the spin-off on April 1, 2000, the Company incurred $458,000 of related expenses in the first quarter of 2000.

  a $820,000 decrease in OREO expense, which is primarily the result of a $735,000 write down of an Other Real Estate Owned property during the first quarter of 2000 that was acquired through a foreclosure on a commercial real estate loan.

  a $209,000, or 20.5%, decrease in other expenses during the first quarter 2001 compared to the first quarter 2000. The decrease is primarily the result of a decrease in expenses incurred for services provided by USBANCORP, Inc. of $169,000.

.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first quarter of 2001 increased $816,000 to $339,000 from March 31, 2000 as a result of the Company changing it's first quarter 2000 income tax liability estimate by approximately $750,000, which resulted in a negative provision. This resulted from an Internal Revenue Service examination of USBANCORP, Inc.'s tax returns thru 1997, which included the Company. Additionally, a refund from USBANCORP, Inc. offset the tax provision for the quarter ended March 31, 2001 for federal income tax overpayments made during the 1998 and 1999 tax years. During that time, Three Rivers Bank was a consolidated entity of USBANCORP, Inc., and as outlined by the tax separation agreement entered into by the Companies at spin-off, the Company is entitled to Three Rivers Bank's portion of such overpayments. The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $863,000 have been provided as of March 31, 2001, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 70.6% for the three months ended March 31, 2001 compared to 83.2% for the same period of 2000. Factors contributing to the higher efficiency ratio in 2000 included the compression experienced in the net interest margin and an increased level of non-interest expense that resulted from spin-off costs and OREO charges recognized during the quarter. Furthermore, the efficiency ratio for the first quarter of 2000 was negatively impacted by a lower level of non-interest income, which resulted from the net realized losses incurred from investment security sales.

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

The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

	March 31, 2001	December 31, 2000	March 31, 2000
Six month cumulative GAP
RSA.................................	$ 217,212	$ 241,289	$ 248,776
RSL.................................	(238,189)	(236,417)	(439,703)
Off-balance sheet hedges.....	(40,000)	(40,000)	70,000
GAP.....................................	$ 19,023	$ 44,872	$ (120,927)
GAP ratio..........................	1.10X	1.23X	0.67X
GAP as a % of total assets...	2.03%	4.74%	(11.98)%
One year cumulative GAP
RSA.................................	$ 311,692	$ 329,646	$ 331,844
RSL.................................	(366,530)	(380,962)	(542,444)
Off-balance sheet hedges.........	--	--	40,000
GAP.................................	$ (54,838)	$ (51,316)	$ (170,600)
GAP ratio..........................	0.85X	0.87X	0.66X
GAP as a % of total assets...	(5.84)%	(5.42)%	(16.91)%

When March 31, 2001, is compared to December 31, 2000, both the Company's six month and one year cumulative GAP ratios remained relatively unchanged.

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

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at March 31, 2001, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the March 31, 2001, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

Base	0%	0%	0%
Flat	(0.1)	(0.3)	0.7
200bp increase	(0.9)	(2.2)	(37.9)
200bp decrease	(0.9)	(2.4)	35.8

As indicated in the table, the maximum negative variability of Three Rivers Bancorp's net interest income and net income over the next twelve month period was (0.9%) and (2.4%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (37.9%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

LIQUIDITY

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $399,000 from December 31, 2000 to March 31, 2001. During the first three months of 2001 there was $3.1 million of net cash provided by investing activities and $12.1 million of net cash provided by operating activities. This was partially offset by $14.7 million of net cash used by financing activities. Within investing activities, sales of investment securities exceeded cash proceeds needed for security purchases by $12.5 million. Cash advanced for new loan fundings totaled $54.4 million and exceeded the cash received from loan principal payments by $12.9 million. Within financing activities, net deposits decreased by $6.2 million due primarily to the run-off of certificates of deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

CAPITAL RESOURCES

As presented in Note 11 the Company exceeds all regulatory capital ratios at March 31, 2001. Furthermore, the Company is considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company's Board of Directors believes that dividends are a key component of total shareholder return, particularly for retail shareholders. During the first quarter of 2001, the Company declared a $0.12 per share dividend. The first quarter dividend was paid during the second quarter.

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

The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement .

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are being filed as a part of this Quarterly Report on Form 10-Q:

    Independent Accountants Review Report

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Three Rivers Bancorp, Inc.

Registrant

Date: May 14, 2001 /s/ Terry K. Dunkle______

Terry K. Dunkle

Chairman, President and

Chief Executive Officer

Date: May 14, 2001 /s/ Anthony M.V. Eramo__

Anthony M.V. Eramo

Vice President and

Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 3, 2001

To the Stockholders and

Board of Directors of

Three Rivers Bancorp, Inc.

Management of Three Rivers Bancorp, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Form 10-Q in accordance with accounting principles generally accepted in the United States and are responsible for its accuracy.

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

/s/ Terry K. Dunkle____ /s/ Anthony M.V. Eramo__

Terry K. Dunkle Anthony M.V. Eramo

Chairman, President & Vice President &

Chief Executive Officer Chief Financial Officer

Independent Accountants' Review Report

The Audit Committee of the Board of Directors

Three Rivers Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of Three Rivers Bancorp, Inc. and subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of income and cash flows for the three months then ended, and the consolidated statement of changes in stockholders' equity for the three months ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young

Pittsburgh Pennsylvania

May 3, 2001

May 3, 2001

The Audit Committee of the Board of Directors

Three Rivers Bancorp, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 333-39160) pertaining to the Three Rivers Bancorp, Inc. Stock Option Plan, the Registration Statement (Form S-8 No. 333-39166) pertaining to the Three Rivers Bancorp, Inc. Long-Term Incentive Plan, the Registration Statement (Form S-8 No. 333-52798) pertaining to the Three Rivers Bancorp, Inc. 401(k) Plan and the Registration Statement (Form S-4 No. 333-57318) pertaining to the registration of 2,233,997 shares of its common stock of our report dated May 3, 2001 relating to the unaudited consolidated interim financial statements of Three Rivers Bancorp, Inc. and subsidiaries that are included in its Form 10-Q for the quarter ended March 31, 2001.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania