Form 10-Q
period 2001-06-30
THREE RIVERS BANCORP INC
filed 2001-08-14
CIK 1103585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended June 30, 2001

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

Class Outstanding at August 1, 2001

Common Stock, par value $0.01 8,515,038

per share

THREE RIVERS BANCORP, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION:

Item 1.Quarterly Financial Statements

Consolidated Balance Sheets -

June 30, 2001, December 31, 2000,

and June 30, 2000 3

Consolidated Statements of Income -

Three and Six Months Ended June 30, 2001,

and 2000 4

Consolidated Statement of Changes

in Stockholders' Equity -

Six Months Ended

June 30, 2001 6

Consolidated Statements of Cash Flows -

Six Months Ended

June 30, 2001, and 2000 7

Notes to Consolidated Financial

Statements 8

Item 2. Management's Discussion and Analysis

of Consolidated Financial Condition

and Results of Operations 18

Item 3. Quantitative and Qualitative Discussion About Market Risk 35

PART II. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders 36

Item 6. Exhibits and Reports on Form 8-K 36

THREE RIVERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	June 30,	December 31,	June 30,
	_2001_	2000	2000
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 22,562	$ 15,471	$ 17,656
Investment securities available for sale	379,862	416,745	453,476
Loans	509,474	488,956	477,069
Less: Unearned income	24	31	45
Allowance for loan losses	5,699	5,393	5,064
Net loans	503,751	483,532	471,960
Premises and equipment	4,536	4,775	5,145
Accrued income receivable	6,429	6,465	6,976
Goodwill and core deposit intangibles	2,256	2,446	2,640
Bank owned life insurance	13,245	12,942	12,699
Other assets	3,313	4,685	17,137
TOTAL ASSETS	$ 935,954	$ 947,061	$ 987,689

LIABILITIES
Non-interest bearing deposits	$ 91,691	$ 86,181	$ 86,687
Interest bearing deposits	537,503	545,809	523,504
Total deposits	629,194	631,990	610,191
Federal funds purchased and securities sold under
agreements to repurchase	--	4,100	20,650
Other short-term borrowings	--	5,066	4,000
Advances from Federal Home Loan Bank	235,201	234,876	294,876
Long-term debt	592	633	1,962
Total borrowed funds	235,793	244,675	321,488

Other liabilities	8,212	11,672	10,289
TOTAL LIABILITIES	873,199	888,337	941,968

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued or outstanding for the periods presented	-	-	-
Common stock, par value $.01 per share; 20,000,000 shares authorized; 6,677,350, 6,675,212 and 6,674,213 issued and outstanding on June 30, 2001, December 31, 2000 and June 30, 2000, respectively.	67	67	67
Surplus	22,504	22,487	22,479
Retained earnings	42,175	40,819	40,147
Accumulated other comprehensive income (loss)	(1,991)	(4,649)	(16,972)
TOTAL STOCKHOLDERS' EQUITY	62,755	58,724	45,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 935,954	$ 947,061	$ 987,689

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$ 9,961	$ 9,559	$ 19,905	$ 19,107
Tax exempt	148	193	288	372
Deposits with banks	5	4	10	9
Federal funds sold	67	-	87	-
Investment securities:
Available for sale	5,990	7,629	12,372	15,997
Total Interest Income	16,171	17,385	32,662	35,485

INTEREST EXPENSE
Deposits	6,455	5,568	13,138	10,642
Federal funds purchased and securities sold under agreements to repurchase	4	316	28	605
Other short-term borrowings	--	449	9	916
Advances from Federal Home Loan Bank	3,837	4,307	7,622	9,433
Long-term debt	12	49	25	104
Total Interest Expense	10,308	10,689	20,822	21,700

NET INTEREST INCOME	5,863	6,696	11,840	13,785
Provision for loan losses	300	150	450	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,563	6,546	11,390	13,485

NON-INTEREST INCOME
Trust fees	30	75	60	150
Net realized loss on investment securities	--	1	(3)	(501)
Net realized gain on loans held for sale	7	15	7	1
Wholesale cash processing fees	159	145	303	265
Service charges on deposit accounts	509	489	993	931
Bank owned life insurance	153	142	302	288
Other income	332	313	620	669
Total Non-Interest Income	1,190	1,180	2,282	1,803

NON-INTEREST EXPENSE
Salaries and employee benefits	2,470	2,416	4,940	4,928
Net occupancy expense	443	443	928	978
Equipment expense	427	434	830	842
Professional fees	412	280	732	547
Supplies, postage, and freight	237	256	445	520
Miscellaneous taxes and insurance	250	183	463	348
FDIC deposit insurance expense	29	30	59	58
Amortization of goodwill and core deposit intangibles	95	99	190	198
Spin-off costs	--	319	--	777
OREO expense	--	534	12	1,366
Other expense	743	971	1,555	1,992
Total Non-Interest Expense	$ 5,106	$ 5,965	$ 10,154	$ 12,554

See accompanying notes to consolidated financial statements.

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

INCOME BEFORE INCOME TAXES	$ 1,647	$ 1,761	$ 3,518	$ 2,734
Provision for income taxes	221	501	560	24

INCOME FROM CONTINUING OPERATIONS	$ 1,426	$ 1,260	$ 2,958	$ 2,710
Loss from discontinued Mortgage Banking Operations, net of income taxes	-	-	-	(267)
NET INCOME	$ 1,426	$ 1,260	$ 2,958	$ 2,443

PER COMMON SHARE DATA:
Basic:
Income from continuing operations	$ 0.21	$ 0.19	$ 0.44	$ 0.41
Net income	0.21	0.19	0.44	0.37
Average shares outstanding	6,750,240	6,669,754	6,676,534	6,669,754
Diluted:
Income from continuing operations	$ 0.21	$ 0.19	$ 0.44	$ 0.41
Net income	0.21	0.19	0.44	0.37
Average shares outstanding	6,766,754	6,670,513	6,687,660	6,670,513
Cash dividends declared	$ 0.12	$ 0.12	$ 0.24	$ 0.12

.

See accompanying notes to consolidated financial statements

THREE RIVERS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2001	$ -	$ 67	$ 22,487	$ 40,819	$ (4,649)	$ 58,724
Net Income	-	-	-	2,958	-	2,958
Other comprehensive income, net of tax	-	-	-	-	2,658	2,658
Comprehensive income						5,616
Dividends declared	-	-	-	(1,602)	-	(1,602)
Stock options exercised (2,138 shares)	-	-	17	-	-	17
Balance, June 30, 2001	$ -	$ 67	$ 22,504	$ 42,175	$ (1,991)	$ 62,755

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited
	Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net income	$ 2,958	$ 2,443
Loss from discontinued mortgage banking operations	--	267
Income from continuing operations	2,958	2,710
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	450	300
Depreciation and amortization	27	168
Amortization expense of goodwill and core deposit intangibles	190	198
Net accretion of investment securities	88	(178)
Net realized losses on investment securities	3	501
Net realized gains on loans and loans held for sale	(7)	(1)
Decrease in accrued income receivable	36	528
Increase (decrease) in accrued expense payable	(199)	(214)
Net decrease (increase) in other assets	197	(1,021)
Net decrease in other liabilities	(3,261)	155
Net cash provided by operating activities	482	3,146

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(8,520)	(10,817)
Proceeds from maturities of investment securities and
other short-term investments - available for sale	28,432	21,648
Proceeds from sales of investment securities and
other short-term investments - available for sale	20,970	57,956
Long-term loans originated	(97,362)	(38,035)
Principal collected on long-term loans	74,611	30,976
Loans sold or participated	1,362	9,994
Net decrease in credit card receivable and other short-term loans	1,062	(195)
Purchases of premises and equipment	(358)	(327)
Sale/retirement of premises and equipment	--	251
Net cash provided by investing activities	20,197	71,451

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,796)	37,496
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(9,166)	(1,500)
Net principal repayments of advances from
Federal Home Loan Bank	--	(115,000)
Repayments of long-term debt	(41)	(406)
Common stock dividends paid	(1,602)	(1,836)
Proceeds from stock options exercised	17	77
Net cash used by financing activities	(13,588)	(81,169)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	7,091	(6,572)
CASH EQUIVALENTS AT JANUARY 1	15,471	24,228
CASH EQUIVALENTS AT JUNE 30	$ 22,562	$ 17,656

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

The merger is intended to satisfy the capital raising requirements of the original private letter ruling. However, because the merger closed subsequent to April 1, 2001 (see Note #13 "Subsequent Events"), USBANCORP, Inc., on April 19, 2001, applied to the IRS for a supplemental ruling that the merger satisfies the requirements set forth in the original private letter ruling. In response, the IRS issued a supplemental ruling approving the acquisition as satisfying the capital raising requirements set forth in the original private letter ruling. Pursuant to this IRS decision, the shareholders of USBANCORP, Inc. who received the stock of the Company in the spin-off are deemed to have received a non-taxable dividend from USBANCORP, Inc.

2. Basis of Presentation

The consolidated financial statements include the accounts of Three Rivers Bancorp, Inc. and its wholly owned subsidiary, Three Rivers Bank and Trust Company ("Three Rivers Bank"). Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

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

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company's results are included in the consolidated federal income tax return of USBANCORP, Inc. through March 31, 2000. For the portion of the year beginning April 1, 2000, the Company will file its own consolidated federal income tax return with the Internal Revenue Service. During the first six months of 2001, the Company made payments of $1,050,000 for federal income taxes. During the first quarter 2000, the Company made payments to USBANCORP, Inc. for federal income taxes, which totaled $1,382,000. During the second quarter of 2000, the Company made payments totaling $575,000 for federal income taxes. Total interest expense paid amounted to $21,021,000 in 2001's first six months compared to $21,895,000 in the same 2000 period.

3. Recent Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of Statement 142 apply to these assets upon adoption of Statement 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company will apply the nonamortization provisions of Statement 142 to the $6.4 million of goodwill recorded on July 1, 2001 as a result of the PA Capital acquisition.  The Company has no other goodwill recorded on its balance sheet that would be impacted by the provisions of Statement 142.

  Derivative Transactions

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

  As of June 30, 2001, the Company had one derivative transaction outstanding. A FHLB advance that matures quarterly is being used to fund fixed-rate agency mortgage-backed securities with durations ranging from three to five years. Under a swap agreement, the Company pays a fixed-rate of interest and receives a floating-rate. The interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount. The following table summarizes the interest rate swap transaction that impacted the Company's first six months of 2001 performance:

Increase
			Fixed	Floating		(Decrease)
Notional	Start	Termination	Rate	Rate	Repricing	Of Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
$40,000,000	10-25-99	10-25-01	6.41%	5.29%	Quarterly	$ 225,660

  The mark-to-market values of both hedge instrument and the underlying debt obligation are equal and offsetting, therefore there is no impact on current earnings.

  Comprehensive Income

Comprehensive income totaled $531,000 million and $1.3 million for the three months ended June 30, 2001 and 2000, respectively, and $5.6 million and $2.6 million for the six months ended June 30, 2001 and 2000, respectively. Differences between comprehensive income and net income for these periods result entirely from investment security unrealized holding gains, net of income taxes.

6. Investment Securities

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

Investment securities available for sale:

June 30, 2001

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value
U.S. Treasury	$ 4,039	$ 86	$ --	$ 4,125
U.S. Agency	9,908	11	--	9,919
State and municipal	29,081	28	(611)	28,498
U.S. Agency mortgage-backed
securities	318,334	846	(3,012)	316,168
Other securities	21,786	3	(637)	21,152
Total	$ 383,148	$ 974	$ (4,260)	$ 379,862

Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 2001, 97.5% of the portfolio was rated "AAA" compared to 98.0% at June 30, 2000. Less than 1.1% of the portfolio was rated below "A" or unrated on June 30, 2001.

7. Loans

The loan portfolio of the Company consists of the following (in thousands):
	June 30,	December 31,	June 30,
	2001	2000	2000
Commercial	$ 50,650	$ 44,569	$ 55,871
Commercial loans secured
by real estate	261,398	237,830	207,030
Real estate - mortgage	172,998	181,066	186,997
Consumer	24,428	25,491	27,171
Loans	509,474	488,956	477,069
Less: Unearned income	24	31	45
Loans, net of unearned income	$ 509,450	$ 488,925	$ 477,024

Real estate-construction loans were not material at these presented dates and comprised 3.0% of total loans net of unearned income at June 30, 2001. The Company has no credit exposure to foreign countries or highly leveraged transactions.

8. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Balance at beginning of period	$ 5,494	$ 5,027	$ 5,393	$ 5,021
Charge-offs:
Commercial	64	26	67	184
Real estate-mortgage	45	79	82	146
Consumer	20	40	54	52
Total charge-offs	129	145	203	382
Recoveries:
Commercial	--	1	--	14
Real estate-mortgage	26	29	37	98
Consumer	8	2	22	13
Total recoveries	34	32	59	125

Net charge-offs	95	113	143	257
Provision for loan losses	300	150	450	300
Balance at end of period	$ 5,699	$ 5,064	$ 5,699	$ 5,064

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.08%	0.10%	0.06%	0.11%
Annualized provision for loan losses	0.24	0.13	0.18	0.13
Allowance as a percent of loans and loans
held for sale, net of unearned income	1.12	1.06	1.12	1.06
Total classified loans	$24,728	$11,366	$24,728	$11,366

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30,	December 31	June 30,
	2001	2000	2000

Non-accrual loans	$ 2,394	$ 2,324	$ 1,825
Loans past due 90
days or more	62	201	805
Other real estate owned	103	70	5,021
Total non-performing assets	$ 2,559	$ 2,595	$ 7,651
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.50%	0.53%	1.62%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Interest income due in accordance
with original terms	$ 16	$ 15	$ 21	$ 27
Interest income recorded	--	(3)	(2)	(4)
Net reduction in interest income	$ 16	$ 12	$ 19	$ 23

10. Goodwill and Core Deposit Intangible Assets

The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as core deposit intangibles). The Company now carries $2.3 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1998 acquisition of two National City Branch offices in Allegheny County with $27 million in deposits, and the 1999 acquisition of a First Western Branch with $21 million in deposits. A reconciliation of the Company's intangible asset balances is as follows (in thousands):

Balance at December 31, 2000	$ 2,446
Amortization expense	(190)
Balance at June 30, 2001	$ 2,256

The Company is amortizing core deposit intangibles over periods ranging from five to ten years, using the straight-line method of amortization. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets (in thousands):

Remaining 2001	$ 190
2002	380
2003	380
2004	380
2005	380
2006 and after	546
Total	$ 2,256

11. Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at June 30, 2001, (in thousands, except percentages):

		Weighted
		Average
Maturing	Amount	Rate

2001	$ 79,201	5.65%
2002	6,000	7.25
2005	50,000	7.06
2010 and after	100,000	6.01

	$ 235,201	6.14%

All of the above borrowings bear a fixed-rate of interest. As of June 30, 2001, there is a $40 million Open Repo Plus advance, included in the 2001 category, with a rate of 4.39% and a maturity date of July 25, 2001. This Repo is hedged by an interest rate swap as described in Note #4 and MD&A. All FHLB stock along with an interest in mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings. Upon maturity of the Repo borrowing on July 25, 2001, the Company elected not to enter into a new Repo agreement (see Note #13).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2001, the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2001, and 2000, as well as, December 31, 2000, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

As of June 30, 2001	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	$ 68,189	12.83%	$ 42,510	8.00%	$ 53,137	10.00%
Three Rivers Bank	63,538	11.96	42,500	8.00	53,125	10.00
Tier 1 Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	62,490	11.76	21,255	4.00	31,882	6.00
Three Rivers Bank	57,839	10.89	21,250	4.00	31,875	6.00
Tier 1 Capital (to Average Assets)
Three Rivers Bancorp, Inc.	62,490	6.66	37,523	4.00	46,904	5.00
Three Rivers Bank	57,839	6.17	37,425	4.00	46,782	5.00

13. Subsequent Events

Pennsylvania Capital Bank Acquisition

Pursuant to the definitive agreement signed by the Company and The Pennsylvania Capital Bank ("PA Capital Bank) on February 1, 2001, the Company completed its acquisition of PA Capital Bank on July 1, 2001. On that date, the Company acquired all the stock of PA Capital Bank and merged PA Capital Bank into Three Rivers Bank.

The acquisition was accounted for under the purchase method of accounting. The transaction pricing was calculated using an underlying exchange ratio of 4.61. The price of the Company's stock at February 1, 2001, the determination date, was $9.00, which created a value of $41.50 a share for PA Capital's stock. Each PA Capital Bank shareholder received 90% of the deal price in the Company's stock and 10% in cash.

The total merger consideration given for PA Capital's nets assets totaled $20.0 million. This consisted of the issuance of 1,837,677 shares of the Company's stock and $3.4 million in cash. The cash component comprised of a $1.8 million payment to PA Capital shareholders and a $1.6 million payment to cash out existing PA Capital Bank stock option holders.

At the acquisition date, the fair value of PA Capital's net assets totaled $13.9 million, which included loans receivable with a fair value of $81.6 million and deposits with a fair value of $123.5 million. As a result of the transaction, $4.8 million of core deposit intangible ($3.1 million net of taxes) was recorded and will be amortized over 11 years. Additionally, the mark to market adjustments required by purchase accounting rules consisted of $582,000 (378,000 net of taxes) and will be amortized over eight years. Goodwill arising from the transaction totaled $6.4 million, which will be accounted for in accordance with Statement #142 as discussed in Note #3.

FHLB Repo Maturity

As of June 30, 2001, the Company had a $40 million FHLB Repo advance, as described in Note #4 and Note #11, that hedges an interest rate swap agreement. As a result of the hedge being 100% effective, there was no effect on the income statement for the change in the fair value of the hedge and the related Repo advance. However, on July 25, 2001, the FHLB Repo advance, which served as the underlying debt obligation of the swap agreement, matured and, as a result of having additional liquidity resulting from the PA Capital Bank acquisition, was not replaced with an additional FHLB Repo advance. Therefore, effective July 25, 2001, hedge accounting was terminated. As a result of the debt payoff, the Company recognized a charge to earnings of $277,000 on July 25, 2001. Going forward, changes in the fair value of the swap, which matures October 25, 2001, will be reflected in earnings. The changes in the fair value of the swap approximate the changes in the net cash due on the swap for any given period. Accordingly, the charge recognized on July 25, 2001 will be offset by changes in the fair value of the swap thru October 25, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

("M.D.& A.")

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

.....BALANCE SHEET OVERVIEW..... The Company's total consolidated assets were $936 million at June 30, 2001, compared with $947 million at December 31, 2000, which represents a decrease of $11 million. During the first six months of 2001, total loans increased $20.8 million as loan originations exceeded principal paydowns. Total investment securities decreased $36.9 million during the first six months of 2001 as a result of the Company selling $12.5 million worth of FHLB stock from the portfolio in addition to normal principal repayments. Cash and due from banks increased $7.1 million, or 45.8%, during the first six months of 2001.

Total deposits decreased by $2.8 million, or 0.4%, since December 31, 2000. The Company's total borrowed funds position decreased $8.9 million, or 3.6%, during the period. Total equity increased by $4.0 million due to an increase in comprehensive income, which was partially offset by $1.6 million in dividends.

.....LOAN QUALITY.....The following table sets forth information concerning Three Rivers Bancorp, Inc.'s loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans at a rate materially less than that of market rates: (in thousands, except percentages):
	June 30,	December 31,	June 30,
	2001	2000	2000
Total loan delinquency (past due
30 to 89 days)	$ 4,485	$5,329	$ 2,975
Total non-accrual loans	2,394	2,324	1,825
Total non-performing assets*	2,559	2,595	7,651
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	0.88%	1.09%	0.62%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.47	0.48	0.38
Non-performing assets, as a
percentage of total loans and
loans held for sale, net of
unearned income, and other
real estate owned	0.50	0.53	1.62

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

Between June 30, 2001, and December 31, 2000, total loan delinquency decreased $844,000, causing the delinquency ratio to decrease 21 basis points to 0.88%. Total non-performing assets decreased by $36,000 since December 31,2000 causing the non-performing assets to total loans, net of unearned income, and OREO ratio to decrease to 0.47%.

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

The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	June 30,	December 31,	June 30,
	2001	2000	2000
Allowance for loan losses	$ 5,699	$ 5,393	$ 5,064
Allowance for loan losses as a
percentage of each of
the following:
total loans and loans
held for sale,
net of unearned income	1.12%	1.10%	1.06%
total delinquent loans
(past due 30 to 89 days)	127.07	101.20	170.22
total non-accrual loans	238.05	232.06	277.48
total non-performing assets	222.70	207.82	105.50

Since December 31, 2000, the balance in the allowance for loan losses has increased $306,000 while the balance of total loans increased by $20.8 million. The increase in the allowance for loan losses is the result of the increase in outstanding loan levels, as well as a shift of the loan portfolio from 1-4 family mortgage loans to loans that are more commercial in nature. The Company's allowance for loan losses at June 30, 2001, was 238% of non-accrual loans.

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $478,000 at June 30, 2001, and $633,000 at June 30, 2000, being specifically identified as impaired and a corresponding allocation reserve of $200,000 at June 30, 2001 and $50,000 at June 30, 2000. The average outstanding balance for loans being specifically identified as impaired was $486,000 for the first six months of 2001 compared to $604,000 for the first six months of 2000. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first six months of 2001 or 2000.

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

June 30, 2001 December 31, 2000 June 30, 2000
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	To Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 571	9.9%	$ 605	9.1%	$ 425	11.7%
Commercial
loans secured
by real estate	4,415	51.3	4,103	48.7	2,005	43.4
Real estate -
mortgage	280	34.0	300	37.0	260	39.2
Consumer	127	4.8	139	5.2	169	5.7
Allocation to
General risk	306	-	246	-	2,205	-
Total	$ 5,699	100.0%	$ 5,393	100.0%	$ 5,064	100.0%

Although real estate-mortgage loans comprise approximately 34% of the Company's total loan portfolio, only $280,000 or 4.9% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At June 30, 2001, management of the Company believes the allowance for loan losses is adequate to cover estimated losses within the Company's loan portfolio. Although the allowance is allocated to specific components of the loan portfolio, it is available to cover any losses regardless of the component of the loan portfolio.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

.....PERFORMANCE OVERVIEW..... Three Rivers Bancorp, Inc. was spun off from USBANCORP, Inc. on April 1, 2000. Accordingly, the following results for the three months ended June 30, 2001 and 2000 represent quarters in which Three Rivers Bancorp, Inc operated as an independent company.

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

As a result of the spin-off, second quarter 2000 results were negatively affected by $319,000 of spin-off related costs, which negatively effected earnings per share by $0.03.

The Company's income from continuing operations for the second quarter of 2001 totaled $1.4 million or $0.21 per share on a diluted basis. The second quarter 2001 results are higher when compared with the $1.3 million or $0.19 per diluted share for the second quarter of 2000.

The Company's return on equity (ROE) averaged 9.00% for the second quarter of 2001 compared to 11.01% ROE in the second quarter of 2000.

Net interest income decreased by $833,000, or 12.4%, as a result of declining interest rates causing compression in the net interest margin from 2.80% in the second quarter of 2000 to 2.60% in the second quarter of 2001. The Company's equity base has been positively affected by an increase in other comprehensive income due to an increase in value of the Company's available for sale securities portfolio. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

	Three Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000
Income from continuing operations	$ 1,426	$ 1,260
Diluted earnings per share	0.21	0.19
Return on average equity	9.00%	11.01%
Return on average assets	0.61	0.51
Average diluted common shares outstanding	6,767	6,671

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 2001 to the second quarter of 2000 (in thousands, except percentages):
	Three Months Ended June 30,		Net
	2001	2000	Change	% Change
Interest Income	$ 16,171	$ 17,385	$ (1,214)	(7.0)
Interest Expense	10,308	10,689	(381)	(3.6)
Net interest income	5,863	6,696	(833)	(12.4)
Tax-equivalent adjustment	105	125	(20)	(16.0)
Net tax-equivalent interest income	$ 5,968	$ 6,821	$ (853)	(12.5)

Net interest margin	2.60%	2.80%	(0.20)%	N/M

N/M - Not meaningful

Three Rivers Bancorp's net interest income on a tax-equivalent basis decreased by $853,000, or 12.5%, due primarily to compression of the net interest margin percentage. Total average earning assets decreased $58.2 million during the second quarter 2001 compared to the same period of 2000. This resulted from a $93.7 million, or 19.3%, decrease in investment securities, which was partially offset by an increase in total loans of $30.8 million, or 6.5%.

The income reduction from this decrease in earning assets was coupled with a 20 basis point decline in the net interest margin to 2.60%. The drop in the net interest margin reflects a 9 basis point decrease in the earning asset yield, as well as a 27 basis point increase in the cost of funds. During the second quarter, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased further margin compression as a result of the leverage program the Company has had in place over the last five years.

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

...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 2001 decreased by $1.2 million or 7.0% when compared to the same 2000 period. This decrease was due to the $58.2 million or 6.1% decrease in total average earning assets. Within the earning asset base, the yield on the total loan portfolio decreased by 24 basis points to 7.97% due to the downward repricing of floating-rate loans. The yield on total investment securities decreased by 17 basis points to 6.17% due to the increased prepayments and the corresponding increase in the amortization of premiums.

The Company's total interest expense for the second quarter of 2001 decreased by $381,000, or 3.6% when compared to the same 2000 period. This lower interest expense was due to the decrease in average interest bearing liabilities of $73.3 million, or 8.6%. This, however, was partially offset by a 27 basis point increase in the yield on interest bearing liabilities, to an average of 5.32% for the second quarter of 2001.

The decrease in interest-bearing liabilities results from a decrease in borrowed funds of $111.3 million, or 32.0%, which was partially offset by an increase in total deposits of $38.0 million, or 7.6%. The increase in total deposits is primarily the result of special rate incentives offered by the Bank to increase the certificate of deposit portfolio. As a result, certificate of deposits increased $48.7 million, or 14.1%. The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations. FHLB advances had an average cost of 6.54% in the second quarter of 2001 which was 72 basis points higher than their cost in the prior year second quarter and 175 basis points greater than the average cost of deposits which was 4.79% in the second quarter. Overall, the Company's total cost of funds increased by 27 basis points to 5.32%.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a $40 million hedge transaction which helps fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note# 4 and Note# 13.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the second quarter of 2001, the level of short-term borrowed funds and FHLB advances to total assets averaged 25.1%. At quarter end, the Company had borrowed funds to total assets of 25.1%, which is within the parameters set by the Board of Directors of the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Three Months Ended June 30 (In thousands, except percentages)
	2001 Actual			2000 Actual
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 503,359	$ 10,145	7.97%	$ 472,606	$ 9,792	8.21%
Deposits with banks	697	5	2.63	2,034	4	0.82
Federal funds sold	6,114	67	4.36	-	-	-
Total investment securities	392,596	6,059	6.17	486,295	7,714	6.34
Total interest earning Assets/interest income	902,766	16,276	7.18	960,935	17,510	7.27
Non-interest earning assets:
Cash and due from banks	14,453			16,165
Premises and equipment	4,764			5,279
Other assets	23,970			14,208
Allowance for loan losses	(5,621)			(5,054)
TOTAL ASSETS	$ 940,332			$ 991,533

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 41,482	$ 82	0.79%	$ 42,131	$ 77	0.73%
Savings	57,815	269	1.87	63,408	322	2.04
Money markets	46,774	338	2.80	51,208	417	3.27
Other time	394,136	5,764	5.87	345,461	4,752	5.53
Total interest bearing deposits	540,207	6,453	4.79	502,218	5,568	4.46
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	392	4	4.05	47,664	763	6.33
Advances from Federal Home Loan Bank	235,273	3,838	6.54	297,780	4,309	5.82
Long-term debt	576	13	8.84	2,089	49	9.43
Total interest bearing liabilities/interest expense	776,448	10,308	5.32	849,751	10,689	5.05
Non-interest bearing liabilities:
Demand deposits	89,631			87,437
Other liabilities	10,887			8,551
Stockholders' equity	63,366			45,794
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 940,332			$ 991,533
Interest rate spread			1.86			2.21
Net interest income/ net interest margin		5,968	2.60%		6,821	2.80%
Tax-equivalent adjustment		(105)			(125)
Net Interest Income		$ 5,863			$ 6,696

.....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the second quarter of 2001 totaled $300,000 or 0.06% of average total loans which represents a $150,000 increase from the provision level experienced in the 2000 second quarter. The Company recognized net loan charge-offs of $95,000, or 0.08%, on an annualized basis, of average loans in the second quarter of 2001. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note# 8 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2001 totaled $1.2 million which represents a $10,000, or 0.8%, increase when compared to the same 2000 quarter.

.....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2001 totaled $5.1 million which represents a $859,000, or 14.4%, decrease when compared to the same 2000 quarter. This decrease was primarily due to the following items:

  as a result of the spin-off on April 1, 2000, the Company incurred $319,000 of related expenses in the second quarter of 2000.

  a $534,000 decrease in OREO expense, which is primarily the result of a $478,000 write down of an Other Real Estate Owned property during the second quarter of 2000 that was acquired through a foreclosure on a commercial real estate loan.

  a $228,000, or 23.5%, decrease in other expenses during the second quarter 2001 compared to the second quarter 2000. The decrease is primarily the result of a decrease in expenses incurred for services provided by USBANCORP, Inc. of $208,000.

  the above decreases, however, were partially offset by a $132,000, or 47.1%, increase in professional fees and a $67,000, or 36.6%, increase in miscellaneous taxes and insurance. Professional fees increased as a result of the formation of the Company, while the increase in miscellaneous taxes resulted from an increase in the liability for Pennsylvania shares tax.

.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the second quarter of 2001 decreased $280,000 to $221,000 from the quarter ending June 30, 2000 as a result of a refund from USBANCORP, Inc., which offset the tax provision for the quarter ended June 30, 2001, for federal income tax overpayments made during the 1998 and 1999 tax years. During that time, Three Rivers Bank was a consolidated entity of USBANCORP, Inc., and as outlined by the tax separation agreement entered into by the Companies at spin-off, the Company is entitled to Three Rivers Bank's portion of such overpayments. The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $1.3 million have been provided as of June 30, 2001, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 71.33% for the three months ended June 30, 2001 compared to 74.6% for the same period of 2000. Factors contributing to the lower efficiency ratio in 2001 is a decreased level of non-interest expense that resulted from spin-off costs and OREO charges recognized during the second quarter of 2000. This, however, was partially offset by the compression experienced in the net interest margin during the three months ended June 30, 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

.....PERFORMANCE OVERVIEW.....Three Rivers Bancorp, Inc. was spun off from USBANCORP, Inc. on April 1, 2000. Accordingly, the following results for the six months ended June 30, 2001 include a period in which Three Rivers Bancorp, Inc operated as an independent company, while the results for the six months ended June 30, 2000 represent a period in which the Company operated as a subsidiary of USBANCORP, Inc. for the three months ended March 31, 2000.

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

As a result of the spin-off, the pre-tax results of the first six months of 2000 were negatively affected by $777,000 of spin-off related costs, which negatively effected earnings per share by $0.08. During the first quarter of 2000, the Internal Revenue Service completed its examination of USBANCORP, Inc.'s federal income tax returns (of which the Company was included) through the 1997 tax year. As a result of a change in the estimate of the Company's income tax liability, the Company reversed tax expense accruals of $750,000, resulting in an income tax provision for the first six months of 2000 of only $24,000.

The Company's income from continuing operations for the first six months of 2001 totaled $3.0 million or $0.44 per share on a diluted basis. The results from the first six months of 2001 are lower when compared to the results of the first six months of 2000, exclusive of the aforementioned spin-off costs, of $3.2 million or $0.48 per diluted share for the first six months of 2000.

The Company's return on equity (ROE) averaged 9.45% for the first six months of 2001 compared to 10.66% ROE reported in the first six months of 2000.

Net interest income decreased by $1.9 million, or 14.1%, as a result of declining interest rates causing compression in the net interest margin from 2.82% in the first six months of 2000 to 2.63% in the first six months of 2001. The Company's equity base has been positively affected by an increase in other comprehensive income due to an increase in value of the Company's available for sale securities portfolio. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000
Income from continuing operations	$ 2,958	$ 2,710
Diluted earnings per share	0.44	0.41
Return on average equity	9.45%	10.66%
Return on average assets	0.63	0.53
Average diluted common shares outstanding	6,688	6,670

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first six months of 2001 to the first six months of 2000 (in thousands, except percentages):
	Six Months Ended June 30,		Net
	2001	2000	Change	% Change
Interest Income	$ 32,662	$ 35,485	$ (2,823)	(8.0)
Interest Expense	20,822	21,700	(878)	(4.0)
Net interest income	11,840	13,785	(1,945)	(14.1)
Tax-equivalent adjustment	211	330	(119)	(36.1)
Net tax-equivalent interest income	$ 12,051	$ 14,115	$ (2,064)	(14.6)

Net interest margin	2.63%	2.82%	(0.19)%	N/M

N/M - Not meaningful

Three Rivers Bancorp's net interest income on a tax-equivalent basis decreased by $1.9 million, or 14.1%, due primarily to compression of the net interest margin percentage. Total average earning assets decreased $83.9 million during the first six months of 2001 compared to the same period of 2000. This resulted from a $106.2 million, or 20.8%, decrease in investment securities, which was partially offset by an increase in total loans of $19.3 million, or 4.1%.

The income reduction from this decrease in earning assets was coupled with a 19 basis point decline in the net interest margin to 2.63%. The drop in the net interest margin reflects a 4 basis point increase in the earning asset yield, but was more than offset by a 42 basis point increase in the cost of funds. During the first six months of 2001, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased further margin compression as a result of the leverage program the Company has had in place over the last five years.

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

...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 2001 decreased by $2.9 million or 8.2% when compared to the same 2000 period. This decrease was due to the $83.9 million or 8.5% decrease in total average earning assets. Within the earning asset base, the yield on the total loan portfolio decreased by 2 basis points to 8.16% due to the downward repricing of floating-rate loans and the overall decline in the interest rate environment. The yield on total investment securities decreased by 17 basis points to 6.20% due to the increased prepayments and the corresponding increase in the amortization of premiums.

The Company's total interest expense for the first six months of 2001 decreased by $877,000, or 4.0% when compared to the same 2000 period. This lower interest expense was due to the decrease in average interest bearing liabilities of $97.4 million, or 11.1%. This, however, was partially offset by a 42 basis point increase in the yield on interest bearing liabilities, to an average of 5.40% for the first six months of 2001.

The decrease in interest-bearing liabilities results from a decrease in borrowed funds of $143.6 million, or 37.7%, which was partially offset by an increase in total deposits of $46.1 million, or 9.3%. The increase in total deposits is primarily the result of special rate incentives offered by the Bank to increase the certificate of deposit portfolio. As a result, certificate of deposits increased $57.9 million, or 17.1%. The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations. FHLB advances had an average cost of 6.54% in the first six months of 2001, which was 76 basis points higher than their cost in the prior year first six months and 164 basis points greater than the average cost of deposits which was 4.90% in the first six months of 2001. Overall, the Company's total cost of funds increased by 42 basis points to 5.40%.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a $40 million hedge transaction which helps fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note# 4 and Note# 13.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the first six months of 2001, the level of short-term borrowed funds and FHLB advances to total assets averaged 25.2%. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Six Months Ended June 30 (In thousands, except percentages)
	2001 Actual			2000 Actual
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 493,398	$ 20,266	8.16%	$ 474,101	$ 19,559	8.18%
Deposits with banks	589	10	3.37	1,389	9	1.27
Federal funds sold	3,809	87	4.57	1	-	6.00
Total investment securities	403,572	12,510	6.20	509,784	16,246	6.37
Total interest earning assets/interest income	901,368	32,873	7.29	985,275	35,814	7.25
Non-interest earning assets:
Cash and due from banks	14,099			15,930
Premises and equipment	4,765			5,339
Other assets	23,343			19,739
Allowance for loan losses	(5,537)			(5,053)
TOTAL ASSETS	$ 938,038			$1,021,230

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 41,358	$ 163	0.79%	$ 42,095	$ 168	0.80%
Savings	57,682	557	1.95	63,846	635	2.00
Money markets	46,464	701	3.04	51,295	785	3.08
Other time	395,628	11,715	5.97	337,760	9,054	5.33
Total interest bearing deposits	541,132	13,136	4.90	494,996	10,642	4.28
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	1,322	37	5.64	50,346	1,519	6.07
Advances from Federal Home Loan Bank	235,140	7,623	6.54	328,081	9,434	5.78
Long-term debt	597	26	8.59	2,187	104	9.51
Total interest bearing liabilities/interest expense	778,191	20,822	5.40	875,610	21,699	4.98
Non-interest bearing liabilities:
Demand deposits	86,611			85,387
Other liabilities	10,657			9,393
Stockholders' equity	62,579			50,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 938,038			$1,021,230
Interest rate spread			1.89			2.27
Net interest income/ net interest margin		12,051	2.63%		14,115	2.82%
Tax-equivalent adjustment		(211)			(330)
Net Interest Income		$ 11,840			$ 13,785

.....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first six months of 2001 totaled $450,000 or 0.09% of average total loans, which represents a $150,000 increase from the provision level experienced in the same period of 2000. The Company recognized net loan charge-offs of $143,000, or 0.06% of average loans, on an annualized basis, in the first six months of 2001. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note# 8 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2001 totaled $2.3 million, which represents a $479,000, or 26.6%, increase when compared to the same 2000 period. This increase was primarily due to the recognition of a net loss' from security sales of $501,000 during the first six months of 2000.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 2001 totaled $10.2 million which represents a $2.4 million, or 19.1%, decrease when compared to the same 2000 period. This decrease was primarily due to the following items:

  as a result of the spin-off on April 1, 2000, the Company incurred $777,000 of related expenses in the first six months of 2000.

  a $1.4 million decrease in OREO expense, which is primarily the result of a $1.2 million write down of an Other Real Estate Owned property during the first six months of 2000 that was acquired through a foreclosure on a commercial real estate loan.

  a $437,000, or 21.9%, decrease in other expenses during the first six months of 2001 compared to the same 2000 period. The decrease is primarily the result of a decrease in expenses incurred for services provided by USBANCORP, Inc. of $376,000.

  the above decreases, however, were partially offset by a $185,000, or 33.8%, increase in professional fees and a $115,000, or 33.0%, increase in miscellaneous taxes and insurance. Professional fees increased as a result of the formation of the Company, while the increase in miscellaneous taxes resulted from an increase in the liability for Pennsylvania shares tax.

.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first six months of 2001 increased $536,000 to $560,000 from the six months ended June 30, 2000 as a result of the Company changing it's first quarter 2000 income tax liability estimate by approximately $750,000, which resulted in a negative provision. This resulted from an Internal Revenue Service examination of USBANCORP, Inc.'s tax returns thru 1997, which included the Company. Additionally, a refund from USBANCORP, Inc. offset the tax provision for the six months ended June 30, 2001 for federal income tax overpayments made during the 1998 and 1999 tax years. During that time, Three Rivers Bank was a consolidated entity of USBANCORP, Inc., and as outlined by the tax separation agreement entered into by the Companies at spin-off, the Company is entitled to Three Rivers Bank's portion of such overpayments. The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $1.3 million have been provided as of June 30, 2001, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 70.84% for the six months ended June 30, 2001 compared to 78.9% for the same period of 2000. Contributing to the lower efficiency ratio in 2001 is a decreased level of non-interest expense that resulted from spin-off costs and OREO charges recognized during the six months of 2000. Furthermore, the efficiency ratio for the first six months of 2001 was positively impacted by a higher level of non-interest income, which resulted from the net realized losses incurred from investment security sales during the six months ended June 30, 2000. This, however, was partially offset by the compression experienced in the net interest margin during the six months ended June 30, 2001.

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

The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

	June 30, 2001	December 31, 2000	June 30, 2000
Six month cumulative GAP
RSA.................................	$ 252,190	$ 241,289	$ 237,699
RSL.................................	(327,942)	(236,417)	(346,979)
Off-balance sheet hedges.....	(40,000)	(40,000)	40,000
GAP.....................................	$ (35,752)	$ 44,872	$ (69,280)
GAP ratio..........................	0.88X	1.23X	0.77X
GAP as a % of total assets...	(3.82)%	4.74%	(7.01)%
One year cumulative GAP
RSA.................................	$ 363,368	$ 329,646	$ 320,821
RSL.................................	(362,825)	(380,962)	(430,456)
Off-balance sheet hedges.........	--	--	40,000
GAP.................................	$ 543	$ (51,316)	$ (69,635)
GAP ratio..........................	1.00X	0.87X	0.82X
GAP as a % of total assets...	0.06%	(5.42)%	(7.05)%

When June 30, 2001, is compared to December 31, 2000, both the Company's six month and one year cumulative GAP ratios remained relatively unchanged.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/-7.5% and net income variability to +/-15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at June 30, 2001, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the June 30, 2001, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

Base	0%	0%	0%
Flat	0.2	0.4	(0.7)
200bp increase	0.2	0.7	(37.9)
200bp decrease	(1.7)	(4.4)	(35.8)

As indicated in the table, the maximum negative variability of Three Rivers Bancorp's net interest income and net income over the next twelve month period was (1.7%) and (4.4%) respectively, under a downward rate shock forecast reflecting a 200 basis point decrease in interest rates. The variability of market value of portfolio equity was (35.8%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

LIQUIDITY

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $7.1 million from December 31, 2000 to June 30, 2001. During the first six months of 2001 there was $20.2 million of net cash provided by investing activities and $482,000 of net cash provided by operating activities. This was partially offset by $13.6 million of net cash used by financing activities. Within investing activities, sales of investment securities exceeded cash proceeds needed for security purchases by $12.5 million. Cash advanced for new loan fundings totaled $97.4 million and exceeded the cash received from loan principal payments by $22.8 million. Within financing activities, net deposits decreased by $2.8 million due primarily to the run-off of certificates of deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

CAPITAL RESOURCES

As presented in Note# 12 the Company exceeds all regulatory capital ratios at June 30, 2001. Furthermore, the Company is considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company's Board of Directors believes that dividends are a key component of total shareholder return, particularly for retail shareholders. During the first six months of 2001, the Company declared a $0.24 per share dividend. The second quarter dividend was paid during the third quarter.

FORWARD LOOKING STATEMENT

This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) that could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Item 3. Quantitative and Qualitative Discussion About Market Risk

Refer to Management's Discussion and Analysis, pages 22 thru 25, 28 thru 31 and Interest Rate Sensitivity section on page 32 for discussion about Quantitative and Qualitative Market Risk.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 2001, the Company held its Annual Meeting of Shareholders. The matters submitted to a vote of stockholders were approved, and the stockholder votes thereon are summarized as follows:

Election for the issuance of shares of the Company's common stock in connection with the merger of The Pennsylvania Capital Bank (Proposal One)
For	Against	Abstain	Not Voted

4,180,738	55,845	27,493	997,909

Election of Directors (Proposal Two)

Nominee	For	Against

Clifford A. Barton	5,064,716	197,269
Terry K. Dunkle	5,039,754	222,231
J. Terrence Farrell	5,071,247	190,738
Marylouise Fennell, Ed.D.	5,058,497	203,488

Election of Ernst & Young LLP as independent auditors for the Company in 2001 (Proposal Three)
For	Against	Abstain

5,204,849	48,317	8,819

No other proposals were considered at the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are being filed as a part of this Quarterly Report on Form 10-Q:

2.1 Agreement and Plan of Reorganization and Plan of Merger (Incorporated by reference to Exhibit 2.1 to the Form 8-K, filed on February 1, 2001, of Three Rivers Bancorp, Inc., File No. 000-29083).

    Independent Accountants Review Report

27.1 Financial Data Schedule

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Three Rivers Bancorp, Inc.

Registrant

Date: August 14, 2001 /s/ Terry K. Dunkle______

Terry K. Dunkle

Chairman, President and

Chief Executive Officer

Date: August 14, 2001 /s/ Anthony M.V. Eramo__

Anthony M.V. Eramo

Vice President and

Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 10, 2001

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

Chairman, President & Vice President &

Chief Executive Officer Chief Financial Officer

Independent Accountants' Review Report

The Audit Committee of the Board of Directors

Three Rivers Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of Three Rivers Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of income for the three and six months then ended, and the consolidated statements of cash flows and changes in stockholders' equity for the six months ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

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

August 10, 2001

August 10, 2001

The Audit Committee of the Board of Directors

Three Rivers Bancorp, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 333-39160) pertaining to the Three Rivers Bancorp, Inc. Stock Option Plan, the Registration Statement (Form S-8 No. 333-39166) pertaining to the Three Rivers Bancorp, Inc. Long-Term Incentive Plan, and the Registration Statement (Form S-8 No. 333-52798) pertaining to the Three Rivers Bancorp, Inc. 401(k) Plan of our report dated August 10, 2001 relating to the unaudited consolidated interim financial statements of Three Rivers Bancorp, Inc. that are included in its Form 10-Q for the quarter ended June 30, 2001.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania