Form 10-Q
period 2001-09-30
THREE RIVERS BANCORP INC
filed 2001-11-13
CIK 1103585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2001
/ /	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to
Commission File No. 0-29083 THREE RIVERS BANCORP, INC. (Exact name of registrant as specified in its charter)
Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1843375 (I.R.S. Employer Identification No.)
2681 Mosside Boulevard, Monroeville, PA 15146-33151 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (412) 666-8063

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   Yes   X   No

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Class Common Stock, par value $0.01 per share	Outstanding at November 1, 2001 8,516,038

THREE RIVERS BANCORP, INC. INDEX
Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Quarterly Financial Statements

Consolidated Balance Sheets -
September 30, 2001, December 31, 2000,
and September 30, 2000	3

Consolidated Statements of Income -
Three and Nine Months Ended September 30, 2001,
and 2000	4

Consolidated Statement of Changes
in Stockholders' Equity -
Nine Months Ended
September 30, 2001	6

Consolidated Statements of Cash Flows -
Nine Months Ended
September 30, 2001, and 2000	7

Notes to Consolidated Financial
Statements	8

Item 2. Management's Discussion and Analysis
of Consolidated Financial Condition
and Results of Operations	19

Item 3. Quantitative and Qualitative Discussion About Market Risk	36

PART II. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 6. Exhibits and Reports on Form 8-K	37

THREE RIVERS BANCORP, INC. CONSOLIDATED BALANCE SHEETS (In thousands)

		September 30, 2001 (Unaudited)	December 31, 2000	September 30, 2000 (Unaudited)
	ASSETS
	Cash and due from banks	$77,619	$15,471	$16,858
	Investment securities available for sale	377,540	416,745	448,981
	Loans	571,215	488,956	483,173
Less:	Unearned income	19	31	39
	Allowance for loan losses	7,774	5,393	5,281

	Net loans	563,422	483,532	477,853

	Premises and equipment	4,731	4,775	4,924
	Accrued income receivable	6,528	6,465	6,906
	Goodwill and core deposit intangibles	13,359	2,446	2,542
	Bank owned life insurance	13,400	12,942	12,840
	Other assets	1,548	4,685	13,525

	TOTAL ASSETS	$1,058,147	$947,061	$984,429

	LIABILITIES
	Non-interest bearing deposits	$114,716	$86,181	$86,409
	Interest bearing deposits	653,871	545,809	536,534

	Total deposits	768,587	631,990	622,943

	Federal funds purchased and securities sold under
	agreements to repurchase	--	4,100	12,500
	Other short-term borrowings	--	5,066	62,726
	Advances from Federal Home Loan Bank	189,200	234,876	224,876
	Long-term debt	554	633	1,789

	Total borrowed funds	189,754	244,675	301,891

	Other liabilities	13,366	11,672	9,255

	TOTAL LIABILITIES	971,707	888,337	934,089

	STOCKHOLDERS' EQUITY
	Preferred stock, no par value; 5,000,000 shares
	authorized; no shares issued or
	outstanding for the periods presented	-	-	-
	Common stock, par value $.01 per share; 20,000,000
	shares authorized; 8,516,038, 6,675,212 and
	6,674,212 issued and outstanding at
	September 30, 2001, December 31, 2000
	and September 30, 2000, respectively.	85	67	67
	Surplus	38,794	22,487	22,479
	Retained earnings	43,091	40,819	40,190
	Accumulated other comprehensive income (loss)	4,470	(4,649)	(12,396)

	TOTAL STOCKHOLDERS' EQUITY	86,440	58,724	50,340

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$1,058,147	$947,061	$984,429

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC. CONSOLIDATED STATEMENT OF INCOME (In thousands, except per share data) Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$11,573	$9,927	$31,478	$29,034
Tax exempt	98	157	386	529
Deposits with banks	57	7	67	16
Federal funds sold	194	--	281	--
Investment securities available for sale	5,790	7,458	18,162	23,455

Total Interest Income	17,712	17,549	50,374	53,034

INTEREST EXPENSE
Deposits	7,234	6,530	20,372	17,172
Federal funds purchased and securities
sold under agreements to repurchase	3	267	31	872
Other short-term borrowings	7	368	16	1,284
Advances from Federal Home Loan Bank	3,360	4,009	10,982	13,442
Long-term debt	10	46	35	150

Total Interest Expense	10,614	11,220	31,436	32,920

NET INTEREST INCOME	7,098	6,329	18,938	20,114

Provision for loan losses	300	150	750	450

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	6,798	6,179	18,188	19,664

NON-INTEREST INCOME
Trust fees	30	39	90	189
Net realized gain (loss) on investment securities	82	--	79	(501)
Net realized gain on loans held for sale	2	--	9	1
Wholesale cash processing fees	235	152	538	417
Service charges on deposit accounts	506	529	1,499	1,460
Bank owned life insurance	156	141	458	429
Other income	351	350	971	1,019

Total Non-Interest Income	1,362	1,211	3,644	3,014

NON-INTEREST EXPENSE
Salaries and employee benefits	2,650	2,405	7,590	7,333
Net occupancy expense	465	432	1,393	1,410
Equipment expense	397	380	1,227	1,222
Professional fees	307	353	1,039	900
Supplies, postage, and freight	297	220	742	740
Miscellaneous taxes and insurance	280	183	743	531
FDIC deposit insurance expense	36	29	95	87
Amortization of goodwill and core deposit intangibles	206	98	396	296
Spin-off costs	--	--	--	777
OREO expense	3	1,134	15	2,500
Other expense	1,003	969	2,558	2,961

Total Non-Interest Expense	$5,644	$6,203	$15,798	$18,757

See accompanying notes to consolidated financial statements.

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME CONTINUED FROM PREVIOUS PAGE (In thousands, except per share data) Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

INCOME BEFORE INCOME TAXES	$2,516	$1,187	$6,034	$3,921
Provision for income taxes	579	342	1,139	366

INCOME FROM CONTINUING OPERATIONS	$1,937	$845	$4,895	$3,555

Loss from discontinued Mortgage Banking
Operations, net of income taxes	-	-	-	(267)

NET INCOME	$1,937	$845	$4,895	$3,288

PER COMMON SHARE DATA:
Basic:
Income from continuing operations	$0.23	$0.13	$0.67	$0.53
Net income	0.23	0.13	0.67	0.49
Average shares outstanding	8,515,678	6,674,212	7,296,319	6,671,995
Diluted:
Income from continuing operations	$0.23	$0.13	$0.67	$0.53
Net income	0.23	0.13	0.67	0.49
Average shares outstanding	8,550,491	6,674,224	7,312,974	6,672,247
Cash dividends declared	$0.12	$0.12	$0.36	$0.24

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands) Unaudited

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January
1, 2001	$-	$67	$22,487	$40,819	$(4,649)	$58,724
Net Income	-	-	-	4,895	-	4,895
Other
comprehensive
income, net
of tax	-	-	-	-	9,119	9,119

Comprehensive
income						14,014

Shares issued as
a result of the
acquisition of
PA Capital	-	18	16,282	-	-	16,300
Dividends declared	-	-	-	(2,623)	-	(2,623)
Stock options
exercised
(3,149 shares)	-	-	25	-	-	25

Balance,
September 30,
2001	$-	$85	$38,794	$43,091	$4,470	$86,440

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Nine Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net income	$4,895	$3,288
Loss from discontinued mortgage banking operations	--	267

Income from continuing operations	4,895	3,555
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	750	450
Depreciation and amortization	107	146
Amortization expense of goodwill and core deposit intangibles	396	296
Net amortization (accretion) of investment securities	236	(274)
Net realized (gains) losses on investment securities	(79)	501
Net realized gains on loans and loans held for sale	(9)	(1)
Decrease in accrued income receivable	396	598
(Decrease) increase in accrued expense payable	(90)	478
Net decrease in other assets	348	382
Net decrease in other liabilities	(2,564)	(1,967)

Net cash provided by operating activities	4,386	4,164

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(68,646)	(14,895)
Proceeds from maturities of investment securities and
other short-term investments - available for sale	49,618	37,356
Proceeds from sales of investment securities and
other short-term investments - available for sale	82,870	57,956
Long-term loans originated	(131,771)	(64,024)
Principal collected on long-term loans	132,767	51,048
Loans sold or participated	1,568	9,994
Net decrease in credit card receivable and other short-term loans	1,043	(116)
Net cash received from PA Capital Bank Acquisition	39,994	--
Purchases of premises and equipment	(469)	(531)
Sale/retirement of premises and equipment	--	493

Net cash provided by investing activities	106,974	77,281

FINANCING ACTIVITIES
Net increase in deposits	8,310	50,248
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(9,169)	49,076
Net principal repayments of advances from
Federal Home Loan Bank	(45,676)	(185,000)
Repayments of long-term debt	(79)	(579)
Common stock dividends paid	(2,623)	(2,637)
Proceeds from stock options exercised	25	77

Net cash used by financing activities	(49,212)	(88,815)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	62,148	(7,370)
CASH EQUIVALENTS AT JANUARY 1	15,471	24,228

CASH EQUIVALENTS AT SEPTEMBER 30	$77,619	$16,858

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

     On February 1, 2001, the Company and The Pennsylvania Capital Bank ("PA Capital Bank") announced that they signed a definitive agreement for the Company to acquire all the stock of PA Capital Bank and to merge PA Capital Bank into Three Rivers Bank.  This acquisition was completed on July 1, 2000 (see Note #3), and pursuant to a supplemental IRS ruling, the acquisition was approved to satisfy the capital raising requirements set forth in the original private letter ruling.  In accordance with this decision, the shareholders of USBANCORP, Inc. who received the stock of the Company in the spin-off are deemed to have received a non-taxable dividend from USBANCORP, Inc.

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

     Basic earnings per share includes only the weighted average common shares outstanding.  Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.

     On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  The Company's results are included in the consolidated federal income tax return of USBANCORP, Inc. through March 31, 2000.  For the portion of the year beginning April 1, 2000, the Company filed its own consolidated federal income tax return with the Internal Revenue Service.  During the first nine months of 2001, the Company made payments of $1,625,000 for federal income taxes.  During the first quarter 2000, the Company made payments to USBANCORP, Inc. for federal income taxes, which totaled $1,382,000.  During the second and third quarters of 2000, the Company made payments totaling $1,265,000 for federal income taxes.  Total interest expense paid amounted to $31,526,000 in 2001's first nine months compared to $32,442,000 in the same 2000 period.

3. Acquisition

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

     The total merger consideration given for PA Capital's nets assets totaled $20.0 million.  This consisted of the issuance of 1,837,677 shares of the Company's stock and $3.4 million in cash.  The cash component was comprised of a $1.8 million payment to PA Capital shareholders and a $1.6 million payment to cash out existing PA Capital Bank stock option holders.

     At the acquisition date, the fair value of PA Capital's net assets totaled approximately $16 million, which included cash of $43.4 million, loans receivable with a fair value of $83.7 million, investment securities and other assets of $12.7, deposits with a fair value of $123.5 million and other liabilities of $279,000.  As a result of the transaction, $4.8 million of core deposit intangible ($3.1 million net of taxes) was recorded and will be amortized over 11 years.  Additionally, the fair value adjustments required by purchase accounting rules consisted of $582,000 (378,000 net of taxes) and will be amortized over eight years.  Goodwill arising from the transaction totaled $6.5 million, which will be accounted for in accordance with Statement #142 as discussed in Note #4.

     Pro forma combined historical results of operations for the current year up to the most recent interim statement of financial condition date as though the Company and PA Capital Bank had been combined at the beginning of the year are presented below.  These unaudited condensed pro forma combined statements of operations are presented as if the acquisition had been effective on January 1, 2001 and 2000, respectively.

     The unaudited condensed pro forma combined statements of operations include the estimated effect of pro forma adjustments that would have been realized had the acquisition actually occurred at the beginning of the respective periods.

	Pro Forma combined for the nine months ended September 30, 2001	Pro Forma combined for the nine months ended September 30, 2000
	(In thousands, except per share data) (Unaudited)
Interest income	$55,465	$60,988
Interest expense	34,383	37,276

Net interest income before provision
for loan losses	21,082	23,712
Provision for loan losses	845	815

Net interest income after provision
for loan losses	20,237	22,897
Non-interest income	3,966	3,608
Non-interest expense	16,978	20,333

Income before income taxes	7,225	6,172
Provision for income taxes	1,373	1,088

Income from continuing operations	5,852	5,084
Loss from discontinued mortgage
banking operations, net of income taxes	--	267

Net income	$5,852	$4,817

PER COMMON SHARE DATA
Basic:
Income from continuing operations	$0.69	$0.60
Net income	0.69	0.57
Average shares outstanding	8,514,700	8,509,672
Diluted:
Income from continuing operations	$0.69	$0.60
Net income	0.69	0.57
Average shares outstanding	8,533,722	8,509,924

4. Recent Accounting Pronouncement

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of Statement 142 apply to these assets upon adoption of Statement 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company will apply the nonamortization provisions of Statement 142 to the $6.5 million of goodwill recorded on July 1, 2001 as a result of the PA Capital acquisition.  The Company has no other goodwill recorded on its balance sheet that would be impacted by the provisions of Statement 142.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The primary objectives of this statement are to establish a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and to broaden the presentation of discontinued operations to include more disposal transactions. Although Statement 144 supersedes FASB Statement No. 121 on impairment of long-lived assets, many of the requirements of Statement 121 regarding the test for and measurement of impairment losses of long-lived assets were retained. The Company will adopt Statement 144 on January 1, 2002.  The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

5. Derivative Transactions

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

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal banking activities.  These interest rate contracts function as hedges against specific assets or liabilities in the Consolidated Balance Sheet.  The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $300 million for interest rate swaps, and interest rate caps/floors.

     As of September 30, 2001, the Company had one derivative transaction outstanding in the form of a interest rate swap agreement.  Prior to July 25, 2001, this swap agreement was hedged by a $40 million FHLB Repo advance, which rendered the hedge 100% effective.  Accordingly, there was no effect on the income statement for the change in the fair value of the hedge and the related Repo advance.  However, on July 25, 2001, the FHLB Repo advance, which served as the underlying debt obligation of the swap agreement, matured and, as a result of having additional liquidity resulting from the PA Capital Bank acquisition, was not replaced with an additional FHLB Repo advance.  Therefore, effective July 25, 2001, hedge accounting was terminated.    As a result of the debt payoff, the Company recognized a charge to earnings of $277,000 on July 25, 2001, which was recorded as a charge to other non-interest expense.  Changes in the fair value of the swap, which matured October 25, 2001, are reflected in earnings.  The changes in the fair value of the swap from July 25, 2001 thru October 25, 2001 approximated the changes in the net cash due on the swap during this same period.

6. Comprehensive Income

     Comprehensive income totaled $8.4 million and $5.4 million for the three months ended September 30, 2001 and 2000, respectively, and $14.0 million and $8.1 million for the nine months ended September 30, 2001 and 2000, respectively.  Differences between comprehensive income and net income for these periods result entirely from investment security unrealized holding gains, net of income taxes.

7. Investment Securities

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

Investment securities available for sale:

		September 30, 2001
	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury	$4,582	$123	$--	$4,705
U.S. Agency	25,994	310	--	26,304
State and municipal	29,083	107	(189)	29,001
U.S. Agency mortgage-backed
securities	291,705	7,194	(297)	298,602
Other securities *	19,523	--	(595)	18,928

Total	$370,887	$7,734	$(1,081)	$377,540

* Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2001, 98.6% of the portfolio was rated "AAA" compared to 98.0% at September 30, 2000.  Less than 1.1% of the portfolio was rated below "A" or unrated on September 30, 2001.

8. Loans
The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2001	December 31, 2000	September 30, 2000
Commercial	$76,968	$44,569	$48,244
Commercial loans secured
By real estate	293,138	237,830	224,808
Real estate - mortgage	179,369	181,066	182,547
Consumer	21,740	25,491	27,574

Loans	571,215	488,956	483,173
Less: Unearned income	19	31	39

Loans, net of unearned income	$571,196	$488,925	$483,134

     Real estate-construction loans were not material at these presented dates and comprised 3.0% of total loans net of unearned income at September 30, 2001.  The Company has no credit exposure to foreign countries or highly leveraged transactions.

9. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Balance at beginning of period	$5,699	$5,064	$5,393	$5,021
Charge-offs:
Commercial	--	--	67	184
Real estate-mortgage	--	--	82	146
Consumer	174	14	228	66

Total charge-offs	174	14	377	396

Recoveries:
Commercial	1	75	1	89
Real estate-mortgage	1	--	38	98
Consumer	8	6	30	19

Total recoveries	10	81	69	206

Net charge-offs (recoveries)	164	(67)	308	190
Allowance for loan losses from PA Capital	1,939	--	1,939	--
Provision for loan losses	300	150	750	450

Balance at end of period	$7,774	$5,281	$7,774	$5,281

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs (recoveries)	0.11%	(0.06)%	0.08%	0.05%
Annualized provision for loan losses	0.21%	0.13%	0.19%	0.13%
Allowance as a percent of loans and loans
held for sale, net of unearned income	1.36%	1.09%	1.36%	1.09%
Total classified loans	$18,239	$10,626	$18,239	$10,626

10. Non-performing Assets

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30, 2001	December 31, 2000	September 30, 2000

Non-accrual loans	$3,044	$2,324	$2,271
Loans past due 90
days or more	164	201	--
Other real estate owned	131	70	3,836

Total non-performing assets	$3,339	$2,595	$6,107

Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.58%	0.53%	1.25%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income due in accordance
with original terms	$25	$13	$46	$40
Interest income recorded	(6)	(2)	(8)	(6)

Net reduction in interest income	$19	$11	$38	$34

11. Goodwill and Core Deposit Intangible Assets

     The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles).  The Company now carries $6.5 million of goodwill and $6.9 million of core deposit intangible assets on its balance sheet.  In accordance with FAS #142, which was adopted July 1, 2001, the Company is not amortizing the $6.5 million of goodwill.  The Company will, however, periodically review the goodwill for impairment as prescribed by FAS #142.  The majority of these intangible assets came from the1998 acquisition of two National City Branch offices in Allegheny County with $27 million in deposits, the 1999 acquisition of a First Western Branch with $21 million in deposits and the recent acquisition of PA Capital Bank (see Note #3).  A reconciliation of the Company's intangible asset balances is as follows (in thousands):

Balance at December 31, 2000	$2,446
Increase from PA Capital Bank Acquisition	11,309
Amortization expense	(396)

Balance at September 30, 2001	$13,359

     The Company is amortizing core deposit intangibles over periods ranging from five to eleven years, using the straight?line method of amortization.  It is important to note that this intangible amortization expense is not a future cash outflow.   The following table reflects the future amortization expense of the intangible assets (in thousands):

Remaining 2001	$206
2002	824
2003	824
2004	824
2005	824
2006 and after	3,357

Total	$6,859

12. Federal Home Loan Bank Borrowings
Total FHLB borrowings consist of the following at September 30, 2001, (in thousands, except percentages):

Maturing	Amount	Weighted Average Rate

2001	$33,200	6.71%
2002	6,000	7.25
2005	50,000	7.06
2010 and after	100,000	6.01

	$189,200	6.45%

     All of the above borrowings bear a fixed-rate of interest.  All FHLB stock along with an interest in mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that as of September 30, 2001, the Company meets all capital adequacy requirements to which it is subject.

     As of September 30, 2001, and 2000, as well as, December 31, 2000, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the Company's classification category.

As of September 30, 2001
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	$76,150	12.63%	$48,247	8.00%	$60,309	10.00%
Three Rivers Bank	75,971	12.60	48,243	8.00	60,304	10.00
Tier 1 Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	68,611	11.38	24,124	4.00	36,185	6.00
Three Rivers Bank	68,433	11.35	24,122	4.00	36,182	6.00
Tier 1 Capital (to Average Assets)
Three Rivers Bancorp, Inc.	68,611	6.64	41,861	4.00	52,326	5.00
Three Rivers Bank	68,433	6.62	41,859	4.00	52,323	5.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")
COMPARISON OF FINANCIAL CONDITION AT September 30, 2001 AND DECEMBER 31, 2000

.....BALANCE SHEET OVERVIEW.....  The Company's total consolidated assets were $1.1 billion at September 30, 2001, compared with $947 million at December 31, 2000, which represents an increase of $153 million.  This increase resulted primarily from the PA Capital Bank purchase, which increased total assets $147 million.  During the first nine months of 2001, total loans increased $82.3 million as a result of purchased PA Capital loans of $83.7 million, which were primarily commercial loans and commercial loans secured by real estate.  Additionally, loan principal paydowns exceeded originations for the nine month period.  Total investment securities decreased $39.2 million during the first nine months of 2001 as a result of principal repayments received and sale activity exceeding purchases.  Cash and due from banks increased $62.1 million during the first nine months of 2001.  This increase primarily resulted from the net cash received from the PA Capital Bank acquisition of $40 million.

Total deposits increased by $137 million, or 21.6%, since December 31, 2000.  This increase resulted primarily from $128 million in deposits received from the PA Capital Bank acquisition.  The Company's total borrowed funds position decreased $55 million, or 22.4%, during the period.  Total equity increased by $28 million due to the issuance of additional shares in connection with the PA Capital Bank acquisition and an increase in comprehensive income.

.....LOAN QUALITY.....  The following table sets forth information concerning Three Rivers Bancorp, Inc.'s loan delinquency and other non-performing assets.  At all dates presented, the Company had no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans at a rate materially less than that of market rates: (in thousands, except percentages):

	September 30, 2001	December 31, 2000	September 30, 2000
Total loan delinquency (past due
30 to 89 days)	$5,592	$5,329	$4,245
Total non-accrual loans	3,044	2,324	2,271
Total non-performing assets*	3,339	2,595	6,107
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	0.98%	1.09%	0.88%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.53%	0.48%	0.47%
Non-performing assets, as a percentage
of total loans and loans held for sale,
net of unearned income, and other
real estate owned	0.58%	0.53%	1.25%

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

     Between September 30, 2001, and December 31, 2000, total loan delinquency increased $263,000 while loans outstanding, net of unearned income, increased $82.3 million, thus causing the delinquency ratio to decrease 11 basis points to 0.98%.  Total non-performing assets increased by $744,000 since December 31,2000 causing the non-performing assets to total loans, net of unearned income, and OREO ratio to increase to 0.58%.  This ratio, however, was positively offset by the increase in total loans, net of unearned income, and OREO.

.....ALLOWANCE FOR LOAN LOSSES.....  As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.  Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline that is updated on a quarterly basis to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

•

a detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis.  The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

•

the application of formula driven reserve allocations for certain higher risk commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio.  The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

•

the application of formula driven reserve allocations to installment and mortgage loans which are based upon historical charge?off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge?offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge?off experience for consumer loans.

•

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

     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan or the determined uncollectible portion is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non?accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

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

The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2001	December 31, 2000	September 30, 2000
Allowance for loan losses	$7,774	$5,393	$5,281
Allowance for loan losses as a
percentage of each of
the following:
total loans and loans
held for sale,
net of unearned income	1.36%	1.10%	1.09%
total delinquent loans
(past due 30 to 89 days)	139.02	101.20	124.41
total non-accrual loans	255.39	232.06	232.54
total non-performing assets	232.82	207.82	81.05

     Since December 31, 2000, the balance in the allowance for loan losses has increased $2.4 million while the balance of total loans increased by $82.3 million.  The increase in the allowance primarily results from $1.9 million acquired from PA Capital Bank. Additionally, the increase in the allowance for loan losses resulted from an increase in outstanding loan levels, as well as a shift of the loan portfolio from 1-4 family mortgage loans to loans that are more commercial in nature.  The Company's allowance for loan losses at September 30, 2001, was 255% of non-accrual loans.

     For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

     The Company had loans totaling $480,000 at September 30, 2001, and $593,000 at September 30, 2000, being specifically identified as impaired and a corresponding allocation reserve of $300,000 at September 30, 2001 and $50,000 at September 30, 2000. The average outstanding balance for loans being specifically identified as impaired was $484,000 for the first nine months of 2001 compared to $600,000 for the first nine months of 2000.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  There was no interest income recognized on impaired loans during the first nine months of 2001 or 2000.

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

	September 30, 2001		December 31, 2000		September 30, 2000
	Amount	Percent of Loans in Each Category To Loans	Amount	Percent of Loans in Each Category To Loans	Amount	Percent of Loans in Each Category To Loans
Commercial	$2,231	13.5%	$605	9.1%	$514	10.0%
Commercial
loans secured
by real estate	5,011	51.3	4,103	48.7	2,474	46.5
Real estate -
mortgage	272	31.4	300	37.0	315	37.8
Consumer	134	3.8	139	5.2	164	5.8
Allocation to
General risk	126	-	246	-	1,814	-

Total	$7,774	100.0%	$5,393	100.0%	$5,281	100.0%

     Although real estate-mortgage loans comprise approximately 31% of the Company's total loan portfolio, only $272,000 or 3.5% of the total allowance for loan losses is allocated against this loan category.  The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At September 30, 2001, management of the Company believes the allowance for loan losses is adequate to cover estimated losses within the Company's loan portfolio.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

.....PERFORMANCE OVERVIEW.....   Three Rivers Bancorp, Inc. was spun off from USBANCORP, Inc. on April 1, 2000.  Accordingly, the following results for the three months ended September 30, 2001 and 2000 represent quarters in which Three Rivers Bancorp, Inc. operated as an independent company.

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

     The Company's income from continuing operations for the third quarter of 2001 totaled $1.9 million or $0.23 per share on a diluted basis.  The third quarter 2001 results are higher when compared with the $845,000 or $0.13 per diluted share for the third quarter of 2000.

The Company's return on equity (ROE) averaged 9.39% for the third quarter of 2001 compared to 6.97% ROE in the third quarter of 2000.

     Net interest income increased by $769,000, or 12.2%, as a result of declining interest rates causing an increase in the net interest margin from 2.68% in the third quarter of 2000 to 2.83% in the third quarter of 2001.  The Company's equity base has been positively affected by the issuance of additional shares in connection with the PA Capital Bank acquisition.  Furthermore, the equity base has been positively affected by an increase in other comprehensive income due to an increase in value of the Company's available for sale securities portfolio.  The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

	Three Months Ended
	September 30, 2001	September 30, 2000
Income from continuing operations	$1,937	$845
Diluted earnings per share	0.23	0.13
Return on average equity	9.39%	6.97%
Return on average assets	0.74	0.34%
Average diluted common shares outstanding	8,550	6,674

.....NET INTEREST INCOME AND MARGIN.....  The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.  It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the third quarter of 2001 to the third quarter of 2000 (in thousands, except percentages):

	Three Months Ended September 30,
	2001	2000	Net Change	% Change
Interest Income	$17,712	$17,549	$163	0.9
Interest Expense	10,614	11,220	(606)	(5.4)

Net interest income	7,098	6,329	769	12.2
Tax-equivalent adjustment	103	115	(12)	(10.4)

Net tax-equivalent interest income	$7,201	$6,444	$757	11.7

Net interest margin	2.83%	2.68%	0.15%	N/M
N/M - Not meaningful

     Three Rivers Bancorp's net interest income on a tax-equivalent basis increased by $757,000, or 11.7%, due primarily to the increase of the net interest margin percentage and an increase in average earning assets.  The net interest margin increased 15 basis points to 2.83%, reflecting a 20 basis point decrease in the cost of funds, which was partially offset by a 21 basis point decrease in the earning asset yield. Total average earning assets increased $44.6 million during the third quarter 2001 compared to the same period of 2000.  This resulted from a $108.3 million, or 22.7%, increase in total loans, a $4.5 million increase in deposits with other banks and a $22.8 million increase in federal funds sold.  These increases, however, were partially offset by a decrease in investments of $91.0 million, or 19.2%.

     During the third quarter, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased margin compression as a result of the leverage program the Company has had in place over the last five years.

     A leverage program is one strategy the Company may use to leverage its capital.  The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to ±7.5% and net income variability to ±15% over a twelve month period.  (See further discussion under Interest Rate Sensitivity).

...COMPONENT CHANGES IN NET INTEREST INCOME...   Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the third quarter of 2001 increased by $151,000 or 0.9% when compared to the same 2000 period.  This increase was due to the $44.5 million or 4.7% increase in total average earning assets.  Within the earning asset base, the yield on the total loan portfolio decreased by 37 basis points to 7.97% due to the downward repricing of floating-rate loans. The yield on total investment securities decreased by 23 basis points to 6.12% due to the increased prepayments and the corresponding increase in the amortization of premiums.

     The Company's total interest expense for the third quarter of 2001 decreased by $606,000, or 5.4% when compared to the same 2000 period.  This lower interest expense was due to the 20 basis point decrease in the yield on interest bearing liabilities, to an average of 5.13% for the third quarter 2001.  This lower yield, however, was partially offset by an increase in total average interest bearing liabilities of $1.7 million, or 0.2%.

     The increase in interest-bearing liabilities results from an increase in total deposits of $97.7 million, or 18.2%.  This, however, was partially offset by a decrease in borrowed funds of $96.0 million, or 31.9%.  The increase in total deposits is primarily the result of deposits acquired in connection with the PA Capital Bank acquisition.  The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations.  FHLB advances had an average cost of 6.70% in the third quarter of 2001, which was 61 basis points higher than their cost in the prior year third quarter and 207 basis points greater than the average cost of deposits, which was 4.63% in the third quarter.  Overall, the Company's total cost of funds decreased by 20 basis points to 5.13%.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet.  To neutralize a portion of this risk, the Company has executed a $40 million hedge transaction, which helps fix the variable funding costs associated with the use of short-term borrowings to fund earning assets.  (See further discussion under Note# 5)  The Company also has asset liability policy parameters that limit the maximum amount of borrowings to 40% of total assets. For the third quarter of 2001, the level of short-term borrowed funds and FHLB advances to total assets averaged 19.5%. At quarter end, the Company had borrowed funds to total assets of 17.9%, which is within the parameters set by the Board of Directors of the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Three Months Ended September 30 (In thousands, except percentages)

		2001 Actual			2000 Actual
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held
for sale, net of
unearned income	$584,936	$11,707	7.97%	$476,653	$10,122	8.34%
Deposits with banks	5,061	57	4.97	599	7	4.45
Federal funds sold	22,831	194	3.42	32	-	1.67
Total investment securities	383,045	5,857	6.12	474,059	7,535	6.35

Total interest earning
Assets/interest income	995,873	17,815	7.16	951,343	17,664	7.37
Non-interest earning assets:
Cash and due from banks	16,647			14,961
Premises and equipment	4,822			5,153
Other assets	37,015			16,069
Allowance for loan losses	(7,843)			(5,164)

TOTAL ASSETS	$1,046,514			$982,362

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$47,242	$98	0.84%	$41,901	$78	0.74%
Savings	59,128	274	1.88	64,010	364	2.26
Money markets	100,364	791	3.20	47,446	383	3.21
Other time	426,442	6,071	5.77	382,131	5,705	5.94

Total interest bearing deposits	633,176	7,234	4.63	535,488	6,530	4.85
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	1,194	10	3.35	38,089	635	6.52
Advances from
Federal Home Loan Bank	203,379	3,360	6.70	261,131	4,009	6.09
Long-term debt	573	10	7.02	1,900	46	9.81

Total interest bearing
liabilities/interest expense	838,322	10,614	5.13	836,608	11,220	5.33

Non-interest bearing liabilities:
Demand deposits	113,868			87,897
Other liabilities	11,848			9,372
Stockholders' equity	82,476			48,485

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,046,514			$982,362

Interest rate spread			2.02%			2.02%
Net interest income/
net interest margin		7,201	2.83%		6,444	2.68%
Tax-equivalent adjustment		(103)			(115)

Net Interest Income		$7,098			$6,329

.....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the third quarter of 2001 totaled $300,000 or 0.21% of average total loans which represents a $150,000 increase from the provision level experienced in the 2000 third quarter.  The Company recognized net loan charge-offs of $164,000, or 0.11%, on an annualized basis, of average loans in the third quarter of 2001.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note# 9 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2001 totaled $1.4 million which represents a $151,000, or 12.5%, increase when compared to the same 2000 quarter.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2001 totaled $5.6 million which represents a $559,000, or 9.0%, decrease when compared to the same 2000 quarter. This decrease was primarily due to the following items:

•

a $1.1 million decrease in OREO expense, which is primarily the result of a write down of an Other Real Estate Owned property during the third quarter of 2000 that was acquired through a foreclosure on a commercial real estate loan.

•

the above decrease, however, was partially offset by a $245,000, or 10.2%, increase in salaries and employee benefits, a $97,000 increase in miscellaneous taxes resulting from an increased Pennsylvania shares tax liability and a $108,000 increase in amortization of goodwill and core deposit intangibles resulting from the PA Capital Bank purchase.

.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the third quarter of 2001 increased $237,000 to $579,000 from the quarter ending September 30, 2000 as a result of a higher level of pretax earnings for the three months ended September 30, 2001.  The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.  A net deferred income tax liability of $3.5 million has been provided as of September 30, 2001, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 66.09% for the three months ended September 30, 2001 compared to 81.1% for the same period of 2000.  Significant factors contributing to the lower efficiency ratio in 2001 is a decreased level of non-interest expense that resulted from OREO charges recognized during the third quarter of 2000 and an increase in the net interest margin recognized during the third quarter of 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

.....PERFORMANCE OVERVIEW.....Three Rivers Bancorp, Inc. was spun off from USBANCORP, Inc. on April 1, 2000.  Accordingly, the following results for the nine months ended September 30, 2001 represent a period in which Three Rivers Bancorp, Inc operated as an independent company, while the results for the nine months ended September 30, 2000 represent a period in which the Company operated as a subsidiary of USBANCORP, Inc. for the three months ended March 31, 2000.

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

     The Company's income from continuing operations for the first nine months of 2001 totaled $4.9 million or $0.67 per share on a diluted basis.  The results from the first nine months of 2001 are lower when compared to the results from the first nine months of 2000, exclusive of the aforementioned spin-off costs, of $4.1 million or $0.61 per diluted share.

The Company's return on equity (ROE) averaged 9.43% for the first nine months of 2001 compared to 10.16% ROE reported in the first nine months of 2000.

     Net interest income decreased by $1.2 million, or 6.0%, as a result of declining interest rates causing compression in the net interest margin from 2.78% in the first nine months of 2000 to 2.71% in the first nine months of 2001. The Company's equity base has been positively affected by the issuance of additional shares in connection with the PA Capital Bank acquisition.  Furthermore, the equity base has been positively affected by an increase in other comprehensive income due to an increase in value of the Company's available for sale securities portfolio.  The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Income from continuing operations	$4,895	$3,555
Diluted earnings per share	0.67	0.53
Return on average equity	9.43%	10.16%
Return on average assets	0.67%	0.47%
Average diluted common shares outstanding	7,313	6,674

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.  It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first nine months of 2001 to the first nine months of 2000 (in thousands, except percentages):

	Nine Months Ended September 30,
	2001	2000	Net Change	% Change
Interest Income	$50,374	$53,034	$(2,660)	(5.0)
Interest Expense	31,436	32,920	(1,484)	(4.5)

Net interest income	18,938	20,114	(1,176)	(5.8)
Tax-equivalent adjustment	314	445	(131)	(29.4)

Net tax-equivalent interest income	$19,252	$20,559	$(1,307)	(6.4)

Net interest margin	2.71%	2.78%	(0.07)%	N/M
N/M - Not meaningful

     Three Rivers Bancorp's net interest income on a tax-equivalent basis decreased by $1.3 million, or 6.4%, due primarily to compression of the net interest margin percentage.  Total average earning assets decreased $41.1 million during the first nine months of 2001 compared to the same period of 2000.  This resulted from a $101.1 million, or 20.3%, decrease in investment securities, which was partially offset by an increase in total loans of $49.0 million, or 10.3%.

     The income reduction from this decrease in earning assets was coupled with a 7 basis point decline in the net interest margin to 2.71%.  The drop in the net interest margin reflects a 8 basis point decrease in the earning asset yield and a 18 basis point increase in the cost of funds.  During the first nine months of 2001, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased further margin compression as a result of the leverage program the Company has had in place over the last five years.

     A leverage program is one strategy the Company may use to leverage its capital.  The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to ±7.5% and net income variability to ±15% over a twelve month period.  (See further discussion under Interest Rate Sensitivity).

...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first nine months of 2001 decreased by $2.8 million or 5.2% when compared to the same 2000 period.  This decrease was due to the $41.1 million or 4.2% decrease in total average earning assets.  Within the earning asset base, the yield on the total loan portfolio decreased by 19 basis points to 8.04% due to the downward repricing of floating-rate loans and the overall decline in the interest rate environment.  The yield on total investment securities decreased by 18 basis points to 6.18% due to the increased prepayments and the corresponding increase in the amortization of premiums.

     The Company's total interest expense for the first nine months of 2001 decreased by $1.5 million, or 4.5%, when compared to the same 2000 period.  This lower interest expense was due to the decrease in average interest bearing liabilities of $64.4 million, or 7.5%.  This, however, was partially offset by an 18 basis point increase in the yield on interest bearing liabilities, to an average of 5.27% for the first nine months of 2001.

     The decrease in interest-bearing liabilities results from a decrease in borrowed funds of $127.7 million, or 36.1%, which was partially offset by an increase in total deposits of $63.3 million, or 12.5%.  The increase in total deposits is primarily the result of deposits acquired in connection with the PA Capital Bank acquisition and the result of special rate incentives offered by the Bank to increase the certificate of deposit portfolio.  As a result, certificate of deposits increased $53.4 million, or 15.1%.  The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations.  FHLB advances had an average cost of 6.54% in the first nine months of 2001, which was 67 basis points higher than their cost in the prior year first nine months and 178 basis points greater than the average cost of deposits, which was 4.76% in the first nine months of 2001.  Overall, the Company's total cost of funds increased by 18 basis points to 5.27%.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet.  To neutralize a portion of this risk, the Company has executed a $40 million hedge transaction which helps fix the variable funding costs associated with the use of short-term borrowings to fund earning assets.  (See further discussion under Note# 5)  The Company also has asset liability policy parameters that limit the maximum amount of borrowings to 40% of total assets. For the first nine months of 2001, the level of short-term borrowed funds and FHLB advances to total assets averaged 23.2%.  The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Nine Months Ended September 30 (In thousands, except percentages)

		2001 Actual			2000 Actual
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held
for sale, net of
unearned income	$523,911	$31,973	8.04%	$474,953	$29,681	8.23%
Deposits with banks	2,080	67	4.24	1,125	16	1.84
Federal funds sold	10,149	281	3.65	12	-	1.99
Total investment securities	396,730	18,367	6.18	497,874	23,782	6.36

Total interest earning
Assets/interest income	932,870	50,688	7.21	973,964	53,479	7.29
Non-interest earning assets:
Cash and due from banks	14,949			15,607
Premises and equipment	4,784			5,277
Other assets	27,899			15,129
Allowance for loan losses	(6,306)			(5,090)

TOTAL ASSETS	$974,196			$1,004,887

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$43,319	$261	0.80%	$42,030	$246	0.78%
Savings	58,164	831	1.91	63,901	999	2.09
Money markets	64,430	1,492	3.10	50,012	1,168	3.12
Other time	405,900	17,788	5.86	352,550	14,759	5.56

Total interest bearing deposits	571,813	20,372	4.76	508,493	17,172	4.49
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	1,279	47	4.91	46,262	2,154	6.12
Advances from
Federal Home Loan Bank	224,553	10,982	6.54	305,763	13,443	5.87
Long-term debt	589	35	8.02	2,092	151	9.62

Total interest bearing
liabilities/interest expense	798,234	31,436	5.27	862,610	32,920	5.09

Non-interest bearing liabilities:
Demand deposits	95,697			86,224
Other liabilities	11,054			9,385
Stockholders' equity	69,211			46,668

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$974,196			$1,004,887

Interest rate spread			1.95%			2.20%
Net interest income/
net interest margin		19,252	2.71%		20,559	2.78%
Tax-equivalent adjustment		(314)			(445)

Net Interest Income		$18,939			$20,114

.....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first nine months of 2001 totaled $750,000 or 0.19% of average total loans, which represents a $300,000 increase from the provision level experienced in the same period of 2000.  The Company recognized net loan charge-offs of $308,000, or 0.08% of average loans, on an annualized basis, in the first nine months of 2001.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note# 9 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2001 totaled $3.6 million, which represents a $630,000, or 20.9%, increase when compared to the same 2000 period.  This increase was primarily due to the recognition of a net loss' from security sales of $501,000 during the first nine months of 2000.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2001 totaled $15.8 million which represents a $3.0 million, or 15.8%, decrease when compared to the same 2000 period. This decrease was primarily due to the following items:

•	as a result of the spin-off on April 1, 2000, the Company incurred $777,000 of related expenses in the first nine months of 2000.
•

a $2.5 million decrease in OREO expense, which is primarily the result of a $2.3 million write down of an Other Real Estate Owned property during the first nine months of 2000 that was acquired through a foreclosure on a commercial real estate loan.

•

a $403,000, or 13.6%, decrease in other expenses during the first nine months of 2001 compared to the same 2000 period.  The decrease is primarily the result of a decrease in expenses incurred for services provided by USBANCORP, Inc. of $596,000.

•

the above decreases, however, were partially offset by a $139,000, or 15.4%, increase in professional fees and a $212,000, or 39.9%, increase in miscellaneous taxes and insurance.  Professional fees increased as a result of the formation of the Company, while the increase in miscellaneous taxes resulted from an increase in the liability for Pennsylvania shares tax.  Additionally, salaries and employee benefits increased $257,000, or 3.5%, during the nine months ended September 30, 2001 when compared to the same period of 2000.  This increase results from an increase in full time equivalent employees and normal salary increases.

.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first nine months of 2001 increased $773,000 to $1.1 million from the nine months ended September 30, 2000 as a result of the Company changing it's first quarter 2000 income tax liability estimate by approximately $750,000, which resulted in a negative provision.  This resulted from an Internal Revenue Service examination of USBANCORP, Inc.'s tax returns thru 1997, which included the Company.  Additionally, a refund from USBANCORP, Inc. offset the tax provision for the nine months ended September 30, 2001 for federal income tax overpayments made during the 1998 and 1999 tax years.  During that time, Three Rivers Bank was a consolidated entity of USBANCORP, Inc., and as outlined by the tax separation agreement entered into by the Companies at spin-off, the Company is entitled to Three Rivers Bank's portion of such overpayments.    The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.  A net deferred income tax liability of $3.5 million has been provided as of September 30, 2001, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 68.99% for the nine months ended September 30, 2001 compared to 79.6% for the same period of 2000.  Contributing to the lower efficiency ratio in 2001 is a decreased level of non-interest expense that resulted from spin-off costs and OREO charges recognized during the nine months of 2000.  Furthermore, the efficiency ratio for the first nine months of 2001 was positively impacted by a higher level of non-interest income, which resulted from the net realized losses incurred from investment security sales during the nine months ended September 30, 2000.  This, however, was partially offset by the compression experienced in the net interest margin during the nine months ended September 30, 2001.

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

The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

	September 30, 2001	December 31, 2000	September 30, 2000
Six month cumulative GAP
RSA	$323,099	$241,289	$239,775
RSL	(462,880)	(236,417)	(258,713)
Off-balance sheet hedges	(40,000)	(40,000)	40,000

GAP	$(99,781)	$44,872	$(58,938)

GAP ratio	0.76X	1.23X	0.80X

GAP as a % of total assets	(9.43)%	4.74%	(5.99)%
One year cumulative GAP
RSA	$447,761	$329,646	$323,631
RSL	(550,491)	(380,962)	(352,314)
Off-balance sheet hedges	--	--	40,000

GAP	$(102,730)	$(51,316)	$(68,683)

GAP ratio	0.81X	0.87X	0.82X

GAP as a % of total assets	(9.71)%	(5.42)%	(6.98)%

When September 30, 2001, is compared to December 31, 2000, both the Company's six month and one year cumulative GAP ratios remained relatively unchanged.

     Management places primary emphasis on simulation modeling to manage and measure interest rate risk.  The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to ±7.5% and net income variability to ±15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve.  Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates.  Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities.  The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at September 30, 2001, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the September 30, 2001, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company's expected balance sheet composition that was developed under the most likely interest rate scenario.

			Change In
Interest Rate	Variability of Net	Variability	Market Value of
Scenario	Interest Income	Net Income	Portfolio Equity

Base	0%	0%	0%
Flat	2.1	4.5	(3.8)
200bp increase	4.7	10.2	(8.6)
200bp decrease	(7.1)	(15.6)	13.4

     As indicated in the table, the maximum negative variability of Three Rivers Bancorp's net interest income and net income over the next twelve month period was (7.1%) and (15.6%) respectively, under a downward rate shock forecast reflecting a 200 basis point decrease in interest rates.  The variability of market value of portfolio equity was 13.4% under this interest rate scenario.  The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment.  Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

LIQUIDITY

     Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows.  Cash equivalents increased by $62.1 million from December 31, 2000 to September 30, 2001.  During the first nine months of 2001 there was $107.0 million of net cash provided by investing activities and $4.4 million of net cash provided by operating activities.  This was partially offset by $49.2 million of net cash used by financing activities. Within investing activities, sales of investment securities exceeded cash proceeds needed for security purchases by $14.2 million.  Cash received from loan principal payments totaled $132.8 million and exceeded the cash advanced for new loan fundings by $1.0 million.  Additionally, the Company received $40.0 million in connection with the acquisition of PA Capital Bank.  Within financing activities, net deposits decreased by $8.3 million due primarily to the run-off of certificates of deposits.  Management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

CAPITAL RESOURCES

     As presented in Note# 13 the Company exceeds all regulatory capital ratios at September 30, 2001.  Furthermore, the Company is considered "well capitalized" under all applicable FDIC regulations.  It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

     The Company's Board of Directors believes that dividends are a key component of total shareholder return, particularly for retail shareholders.  During the first nine months of 2001, the Company declared a $0.36 per share dividend.  The second quarter dividend was paid during the third quarter.

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

Item 3. Quantitative and Qualitative Discussion About Market Risk
Refer to Management's Discussion and Analysis, pages 23 thru 26, 29 thru 31 and Interest Rate Sensitivity section on page 33 for discussion about Quantitative and Qualitative Market Risk.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.  The following exhibits are being filed as a part of this Quarterly Report on Form 10-Q:

15.1  Independent Accountants Review Report

(b)  Reports on Form 8-K:  The following reports on Form 8-K were filed during the quarter ended September 30, 2001:

                            None

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Three Rivers Bancorp, Inc. Registrant

Dated: November 13, 2001	/s/ Terry K. Dunkle Terry K. Dunkle Chairman, President and Chief Executive Officer

Dated: November 13, 2001	/s/ Anthony M.V. Eramo Anthony M.V. Eramo Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 9, 2001

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

/s/ Terry K. Dunkle Terry K. Dunkle Chairman, President & Chief Executive Officer	/s/ Anthony M.V. Eramo Anthony M.V. Eramo Vice President & Chief Financial Officer

