Form 10-K
period 2001-12-31
THREE RIVERS BANCORP INC
filed 2002-03-19
CIK 1103585

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $91,207,328.85.

     The number of shares of Common Stock outstanding on February 28, 2002 was 8,535,773.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

  PART I
  Item 1.    Business....................................................    2
  Item 2.    Properties..................................................   10
  Item 3.    Legal Proceedings...........................................   11
  Item 4.    Submission of Matters to a Vote of Security Holders.........   11

  PART II
  Item 5.    Market for the Registrant's Common Stock and Related
               Stockholder Matters.......................................   11
  Item 6.    Selected Consolidated Financial Data........................   11
  Item 7.    Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations.............   13
  Item 7A    Quantitative and Qualitative Disclosures about Market
               Risk......................................................   30
  Item 8.    Consolidated Financial Statements and Supplementary Data....   31
  Item 9.    Changes In and Disagreements With Accountants On Accounting
               and Financial Disclosure..................................   62

  PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   62
  Item 11.   Executive Compensation......................................   62
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   62
  Item 13.   Certain Relationships and Related Transactions..............   62

  PART IV
  Item 14.   Exhibits, Consolidated Financial Statement Schedules, and
               Reports on Form 8-K.......................................   62
             Signatures..................................................   65

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Three Rivers Bancorp, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of Three Rivers Bank (the "Bank") on April 1, 2000 from Ameriserv Financial, Inc., formerly known as USBANCORP, Inc.

     On April 1, 2000, Ameriserv Financial, Inc. executed its approved Board of Directors plan to split it's banking subsidiaries into two separate publicly traded companies and Three Rivers Bancorp, Inc. was formed. On this date, Three Rivers Bank was spun-off from Ameriserv Financial, Inc. and into the Company.

     Under the tax-free spin-off plan, 100% of the shares of Three Rivers Bancorp, Inc., were distributed as a dividend to the shareholders of Ameriserv Financial as a 1 for 2 stock dividend based on their existing Ameriserv Financial ownership. Standard Mortgage Company ("SMC"), a mortgage banking company, a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to Ameriserv Financial prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off of SMC, on April 1, 2000, total assets and equity at Three Rivers Bank decreased by $10,159,000, the net equity of SMC. The results of operations from SMC are reported as discontinued operations, net of income tax, for all periods presented.

     For the spin-off of Three Rivers Bank to be considered "tax-free", Ameriserv Financial, Inc. petitioned to and received from the Internal Revenue Service a private letter ruling. This private letter ruling contains certain commitments on the part of the Company including no change in control for a two-year period and a requirement to raise capital within one year after the spin-off. The requirement to raise capital could include issuing capital stock in connection with a business combination.

     Pursuant to the definitive agreement signed by the Company and The Pennsylvania Capital Bank ("PA Capital Bank) on February 1, 2001, the Company completed its acquisition of PA Capital Bank on July 1, 2001. On that date, the Company acquired all the stock of PA Capital Bank and merged PA Capital Bank into Three Rivers Bank, a wholly owned subsidiary of the Company (the "Bank"). The acquisition was accounted for under the purchase method of accounting. The transaction pricing was calculated using an underlying exchange ratio of 4.61. The price of the Company's stock at February 1, 2001, the determination date, was $9.00, which created a value of $41.50 a share for PA Capital Bank's stock. Each PA Capital Bank shareholder received 90% of the deal price in the Company's stock and 10% in cash.

     The total merger consideration given for PA Capital Bank's nets assets totaled $20.0 million. This consisted of the issuance of 1,837,677 shares of the Company's stock and $3.4 million in cash. The cash component was comprised of a $1.8 million payment to PA Capital Bank shareholders and a $1.6 million payment to cash out existing PA Capital Bank stock option holders. The acquisition added cash of approximately $43.4 million, loans receivable with a fair value of $83.7 million, investment securities and other assets of $12.7, deposits with a fair value of $123.5 million and other liabilities of $279,000. As a result of the transaction, $4.8 million of core deposit intangible ($3.1 million net of taxes) was recorded and will be amortized over 11 years. For further discussion see Note #23 of the Company's Consolidated Financial Statements.

     The Company's principal activities consist of owning and operating Three Rivers Bank. At December 31, 2001, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $1.023 billion, $774 million and $82 million, respectively. The Company and its subsidiary entity derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entity in general management and financial and strategic planning. The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board").

THREE RIVERS BANCORP INC. BANKING SUBSIDIARY: THREE RIVERS BANK

     Three Rivers Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 25 locations in Allegheny, Westmoreland and Washington Counties, Pennsylvania, Three Rivers Bank conducts a general retail banking business consisting of granting commercial, consumer, construction, mortgage and student loans, and offering checking, interest bearing demand, savings and time deposit services. It also operates 25 ATMs that are affiliated with MAC, a regional ATM network, and Plus System, a national ATM network.

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

     Pursuant to a definitive agreement entered into by the Company and PA Capital Bank, on July 1, 2001 PA Capital Bank was effectively merged into Three Rivers Bank (for further discussion see Note #23 to the Company's Consolidated Financial Statements).

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

     As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve System, Three Rivers Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at and for the year ended December 31, 2001:

Headquarters................................................  Monroeville, PA
Chartered...................................................             1965
Total Assets (99.9% of the Company's total).................       $1,022,518
Total Investment Securities (100.0% of Company's total).....         $380,598
Total Loans (net of unearned income) (100.0% of the
  Company's total)..........................................         $557,897
Total Deposits (100.0% of the Company's total)..............         $774,253
Total Net Income (104.0% of the Company's total)............           $7,459
Asset Leverage Ratio........................................            6.41%
2001 Return on Average Assets...............................            0.75%
2001 Return on Average Equity...............................           10.33%
Total Full-time Equivalent Employees (100.0% of the
  Company's total)..........................................              256
Number of Offices (100.0% of the Company's total)...........               25

EXECUTIVE OFFICERS

     Information relative to current executive officers of the Company or its subsidiaries is listed in the following table:

                                           OFFICE WITH THREE RIVERS BANCORP,
NAME                       AGE                 INC. AND THREE RIVERS BANK
----                       ---             ---------------------------------
Terry K. Dunkle..........  60    Chairman and CEO of Three Rivers Bancorp, Inc. and
                                 Three Rivers Bank
W. Harrison Vail.........  61    President and COO of Three Rivers Bancorp, Inc. and
                                 Three Rivers Bank
Vincent L. Locher........  37    Senior Vice President and Chief Lending Officer of
                                 Three Rivers Bancorp, Inc. and Three Rivers Bank
Harry G. King............  53    Senior Vice President of Bank Operations & Support
                                 Services of Three Rivers Bancorp, Inc. and Three
                                 Rivers Bank
Anthony M.V. Eramo.......  36    Senior Vice President and Chief Financial Officer of
                                 Three Rivers Bancorp, Inc. and Three Rivers Bank
Gary M. McKeown..........  57    Senior Vice President and Chief Credit Officer of
                                 Three Rivers Bancorp, Inc. and Three Rivers Bank

     Mr. Dunkle became Chairman and CEO of Three Rivers Bancorp, Inc. on April 1, 2000 when Three Rivers Bank was spun-off from Ameriserv Financial, Inc. and into the newly formed Three Rivers Bancorp, Inc. In February 1994, Mr. Dunkle was appointed Chairman, President and Chief Executive Officer of Ameriserv Financial, Inc. In April 1998, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of Ameriserv Financial, Inc. Prior to joining Ameriserv Financial, Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania.

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

     Mr. Locher has served as Three Rivers Bancorp, Inc.'s Senior Vice President and Chief Lending Officer since 1996. Mr. Locher joined Three Rivers Bank in 1990 as a commercial loan officer. Prior to joining the Bank, Mr. Locher was a commercial loan review officer for the Bank's former parent company, Ameriserv Financial, Inc. Prior to joining Ameriserv Financial, Inc., Mr. Locher was employed by Dominion Bank in Roanoke, Virginia as a participant in their management training program.

     Mr. Eramo has served as Three Rivers Bancorp, Inc.'s Senior Vice President and Chief Financial Officer since its organization on April 1, 2000. Prior to that, Mr. Eramo served as Vice President and Manger of Specialized Accounting for Ameriserv Financial, Inc. Prior to joining Ameriserv Financial, Inc., Mr. Eramo was Vice President and Chief Financial Officer of Sentry Savings and Loan in Stamford, Connecticut.

     Mr. McKeown has served as Three Rivers Bancorp, Inc.'s Senior Vice President and Chief Credit Officer since its organization on April 1, 2000. Prior to that, Mr. McKeown served in the same capacity for Ameriserv Financial, Inc. since 1986. Prior to that, Mr. McKeown was employed by Equibank in commercial lending, loan review and credit.

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

COMPETITION

     The subsidiary entity faces strong competition from other commercial banks, savings banks, savings and loan associations, credit unions and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Bank Corporation, Citizens Bank, PNC Financial Services Group, Inc., Dollar Bank, and National City Bank which are substantially larger and have greater financial resources than Three Rivers Bank, the Company's sole subsidiary. As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entity will also increase. For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage houses, consumer finance companies, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA

     Three Rivers Bancorp, Inc.'s primary market area is Western Pennsylvania, specifically, having 16 offices in Allegheny County with emphasis on the Mon-Valley. Three River's newest office added in 2001 is located in downtown Pittsburgh. Three Rivers Bancorp also has three offices in Westmoreland County near the Allegheny County border and three offices in Washington County; two in the City of Washington and along in the southeast boundary of Washington and Allegheny counties. Three Rivers Bancorp, Inc.'s primary market area is the Pittsburgh Metropolitan Statistical Area.

     The Pittsburgh MSA consists of Allegheny, Beaver, Butler, Fayette, Washington, and Westmoreland Counties of Pennsylvania. This MSA saw slow down in job growth during 2001, with preliminary data showing 0.10% growth for 2001. The unemployment rate average 4.4% in 2001; however, it finished the year at 4.8%. After three good years, single family housing permit growth weekend in 2001. The slowdown in single family permits was more the offset by an increase in multi-family permits. Low mortgage interest rates assisted fairly strong home sales in 2001.

EMPLOYEES

     The Company employed approximately 256 persons as of December 31, 2001, in full- and part-time positions.

COMMITMENTS AND LINES OF CREDIT

     The Company's banking subsidiary is obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $6.5 million at December 31, 2001. In addition, the subsidiary bank has issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2001, the Company's banking subsidiary had unused loan commitments of approximately $123.0 million.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

        I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 18, 25, 26 and 27.

        II. Investment Portfolio Information required by this section is presented on pages 6, 7 and 39.

        III. Loan Portfolio Information required by this section appears on pages 7, 8, 40 and 41.

        IV.   Summary of Loan Loss Experience Information required by this section is presented on pages 21, 22, 23 and 40.

        V. Deposits Information required by this section follows on pages 9, 42 and 43.

        VI. Return on Equity and Assets Information required by this section is presented on page 12 and 13.

        VII. Short-Term Borrowings Information required by this section is presented on page 10.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At December 31, 2001, 100% of the securities portfolio was classified as available for sale.

     The following table sets forth the book and market value of the Company's investment portfolio as of the periods indicated:

     Investment Securities Available for Sale at:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Book Value:
  U.S. Treasury....................................  $  4,570    $  4,061    $  5,033
  U.S. Agency......................................    56,999      18,300      17,838
  State and municipal..............................    29,085      29,352      60,480
  Mortgage-backed securities.......................   271,812     337,853     431,008
  Other securities.................................    19,522      34,555      34,561
                                                     --------    --------    --------
Total book value of investment securities available
  for sale.........................................  $381,988    $424,121    $548,920
                                                     ========    ========    ========
Total market value of investment securities
  available for sale...............................  $380,598    $416,745    $522,264
                                                     ========    ========    ========
Market value to book value.........................      99.6%       98.3%       95.1%

     With the entire portfolio being classified as available for sale, the Company has greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale portfolio does inject more volatility in the book value of equity but has no impact on regulatory capital.

     The total securities portfolio decreased by approximately $42.1 million between December 31, 2001, and December 31, 2000, and decreased by $124.8 million between year ended 2000 and 1999. The decline in 2001 and 2000 is attributed to the use of cashflows from investment security sales, maturities and principal repayments to paydown higher costing borrowings.

     At December 31, 2001, investment securities having a book value of $258.2 million were pledged as collateral for public funds, and FHLB borrowings.

     The Company and its subsidiary, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2001.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 2001, 98.6% of the portfolio was rated "AAA" compared to 97.8% at December 31, 2000. Less than 1.1% was rated below "A" or unrated at December 31, 2001.

LOAN PORTFOLIO

     The following table sets forth the Company's loans by major category as of the dates set forth below:

                                                   AT DECEMBER 31
                              --------------------------------------------------------
                                2001        2000        1999        1998        1997
                              --------    --------    --------    --------    --------
                                                   (IN THOUSANDS)
Commercial..................  $ 77,770    $ 44,569    $ 45,861    $ 53,563    $ 39,003
Commercial loans secured by
  real estate...............   296,665     237,830     207,067     167,091     171,377
Real estate-mortgage(1).....   169,048     181,066     193,850     213,067     225,008
Consumer....................    22,419      25,491      33,042      34,565      31,396
                              --------    --------    --------    --------    --------
     Total loans............   565,902     488,956     479,820     468,286     466,784
     Less: Unearned
       income...............       (13)        (31)        (58)        (92)       (169)
                              --------    --------    --------    --------    --------
     Total loans, net of
       unearned income......  $565,889    $488,925    $479,762    $468,194    $466,615
                              ========    ========    ========    ========    ========

---------------
(1) At December 31, 2001 and 2000, real estate-construction loans constituted 3.2% and 2.6% of the Company's total loans, net of unearned income, respectively.

     Total loans, net of unearned income, increased by $77.0 million, or 15.7%, between December 31, 2000, and December 31, 2001. This growth occurred in commercial and commercial loans secured by real estate, which increased by $33.2 million, or 74.5%, and $58.8 million, or 24.7%, respectively. This growth, however, was partially offset by decreases in the remaining loan categories. The higher loan totals in commercial loans and commercial loans secured by real estate in general resulted from the loans acquired in conjunction with the PA Capital Bank acquisition of approximately $83 million. Additionally, the increase in these loan categories resulted from increased production from both middle market and small business lending (loans less than $250,000). This improved new loan production was due primarily to more effective sales efforts, which have included an intensive customer-calling program and existing customers being a source of additional relationships and referrals. Other factors contributing to the loan growth were a stable economic environment.

     Total residential mortgage loans decreased $12.0 million, or 6.6%, between 2001 and 2000 as principal prepayments, which primarily resulted from the declining interest rate environment, exceeded new loan originations. Additionally, the Company is selling the majority of new fixed-rate mortgage products to assist in asset/liability positioning and to reduce the Company's overall dependence on residential mortgage loans. Total consumer loans declined by $3.1 million or 12.1% in 2001, $7.6 million or 22.9% in 2000, $1.5 million or 4.4% in 1999 and increased $3.2 million or 10.1% in 1998. The overall drop was due to the net run-off in the consumer loan portfolio and the Company scaling back its consumer loan operation.

     The amount of loans outstanding by category as of December 31, 2001, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                             MORE THAN
                                                              ONE YEAR
                                                 ONE YEAR     THROUGH         OVER        TOTAL
                                                 OR LESS     FIVE YEARS    FIVE YEARS     LOANS
                                                 --------    ----------    ----------    --------
                                                          (IN THOUSANDS, EXCEPT RATIOS)
Commercial.....................................  $ 35,202     $ 31,975      $ 10,593     $ 77,770
Commercial loans secured by real estate........    67,995       97,582       131,088      296,665
Real estate-mortgage...........................    26,283       27,132       115,633      169,048
Consumer.......................................     8,160        8,703         5,556       22,419
                                                 --------     --------      --------     --------
     Total.....................................   137,640      165,392       262,870      565,902
                                                 ========     ========      ========     ========
Loans with fixed-rate..........................    25,449      112,957       222,059      360,465
Loans with floating-rate.......................   112,191       52,435        40,811      205,437
                                                 --------     --------      --------     --------
     Total.....................................   137,640      165,392       262,870      565,902
                                                 ========     ========      ========     ========
Percent composition of maturity................     24.32%       29.23%        46.45%      100.00%
Fixed-rate loans as a percentage of total
  loans........................................     18.49%       68.30%        84.47%       63.70%
Floating-rate loans as a percentage of total
  loans........................................     81.51%       31.70%        15.53%       36.30%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     At December 31, 2001, 63.7% of total loans were fixed-rate, which was comparable with the prior year total of 61.4%. The stability in the fixed-rate percentage between years reflects continued customer preference for fixed-rate loans in this overall low interest rate environment. To mitigate the interest rate risk associated with fixed rate loans, many of the commercial loans have prepayment penalties. Also, a good portion of the commercial real estate loan growth has occurred in the five to ten year fixed-rate area. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations -- Interest Rate Sensitivity."

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

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                                         2001              2000              1999
                                    ---------------   ---------------   ---------------
                                     AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
                                    --------   ----   --------   ----   --------   ----
                                               (IN THOUSANDS, EXCEPT RATES)
Demand -- non-interest bearing....  $ 99,956     --%  $ 86,536     --%  $ 83,442     --%
Demand -- interest bearing........    44,733   0.80     41,397   0.78     43,769   0.99
Savings...........................    59,203   1.76     63,064   2.15     66,505   1.82
Money markets.....................    82,904   2.61     49,047   3.14     57,235   2.96
Other time........................   407,128   5.70    363,292   5.72    316,227   5.04
                                    --------   ----   --------   ----   --------   ----
Total deposits....................  $693,924   3.85%  $603,336   3.98%  $567,178   3.99%

     Total deposits increased by $90.6 million or, 15.0%, in 2001 due to $128 million of deposits acquired in conjunction with the PA Capital Bank Purchase. Additionally, the increase in average balance also results from the Company's effort to raise funding for the repayment of higher costing Federal Home Loan Bank ("FHLB") borrowings. The growth in demand deposits over each of the past two years reflects the success of new business generated in conjunction with the increased commercial lending activity.

     The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 2001:

                        MATURING IN:
                        ------------                          (IN THOUSANDS)
Three months or less........................................     $42,434
Over three through six months...............................       6,736
Over six through twelve months..............................      19,047
Over twelve months..........................................      26,518
                                                                 -------
Total.......................................................     $94,735
                                                                 =======

FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31, 2001
                                                   -------------------------------------------
                                                                   SECURITIES         OTHER
                                                    FEDERAL        SOLD UNDER        SHORT-
                                                     FUNDS         AGREEMENTS         TERM
                                                   PURCHASED     TO REPURCHASE     BORROWINGS
                                                   ----------    --------------    -----------
                                                          (IN THOUSANDS, EXCEPT RATES)
Balance..........................................   $    --          $  --           $    --
Maximum indebtedness at any month end............     9,450             --                --
Average balance during year......................       838             --               367
Average rate paid for the year...................      4.18%            --%             4.36%
Average rate on period end balance...............        --             --                --
                                                    =======          =====           =======

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31, 2000
                                                   -------------------------------------------
                                                                   SECURITIES         OTHER
                                                    FEDERAL        SOLD UNDER        SHORT-
                                                     FUNDS         AGREEMENTS         TERM
                                                   PURCHASED     TO REPURCHASE     BORROWINGS
                                                   ----------    --------------    -----------
                                                          (IN THOUSANDS, EXCEPT RATES)
Balance..........................................   $ 4,100          $   --          $ 5,066
Maximum indebtedness at any month end............    20,815             268           62,726
Average balance during year......................    15,688              66           32,033
Average rate paid for the year...................      6.33%           4.69%            6.26%
Average rate on period end balance...............      6.25              --             6.64
                                                    =======          ======          =======

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                                   -------------------------------------------
                                                                   SECURITIES         OTHER
                                                    FEDERAL        SOLD UNDER        SHORT-
                                                     FUNDS         AGREEMENTS         TERM
                                                   PURCHASED     TO REPURCHASE     BORROWINGS
                                                   ----------    --------------    -----------
                                                          (IN THOUSANDS, EXCEPT RATES)
Balance..........................................   $10,000          $   --          $16,150
Maximum indebtedness at any month end............    20,800             786           85,450
Average balance during year......................    19,287             395           42,053
Average rate paid for the year...................      5.11%           3.50%            5.20%
Average rate on period end balance...............      4.75              --             4.06
                                                    =======          ======          =======

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.

     These borrowing transactions range from overnight to one year in maturity. The average maturity was 92 days at the end of 2000 and 87 days at the end of 1999.

ITEM 2.  PROPERTIES

     The principal offices of the Company and Three Rivers Bank occupy a two-story building at 2681 Mosside Boulevard in Monroeville. The Company and its subsidiary bank occupy the main office as well as 13 other locations that are owned. Eleven additional locations are leased with terms expiring from February 28, 2003, to April 30, 2011.

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

     As of January 31, 2002, the Company had 4,936 shareholders of record of its Common Stock.

COMMON STOCK

     Three Rivers Bancorp, Inc.'s Common Stock began trading on the NASDAQ National Market System on April 1, 2000 under the symbol "TRBC." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:

                                                           CLOSING PRICES       CASH
                                                          ----------------    DIVIDENDS
                                                           HIGH      LOW      DECLARED
                                                          ------    ------    ---------
Year Ended December 31, 2001:
  First Quarter.........................................  $ 9.75    $ 8.25      $0.12
  Second Quarter........................................   11.30      8.63       0.12
  Third Quarter.........................................   13.25     10.48       0.12
  Fourth Quarter........................................   12.50     10.75       0.12
Year Ended December 31, 2000:
  First Quarter.........................................  $   NA    $   NA      $  NA
  Second Quarter........................................   11.50      6.56       0.12
  Third Quarter.........................................    8.44      6.75       0.12
  Fourth Quarter........................................    8.63      7.63       0.12

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth the consolidated financial data of the Company for the years 2001 and 2000 and the Bank only for all prior periods. The years 1997 thru 1999 exclude the balance sheet data and results of operations of SMC, the Bank's wholly owned subsidiary that was spun off to Ameriserv Financial, Inc. on April 1, 2000 in conjunction with Ameriserv Financial, Inc.'s spin-off of the Bank.

     The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements included herein under Item 8.

     The capital structure that existed when the Bank operated as part of Ameriserv Financial, Inc. during the years 1997 thru 1999 is not representative of the capital structure of the Company as a separate, independent company in 2000 and 2001. Accordingly, cash dividends declared have not been presented and per share data for earnings is based on an assumed distribution of one share of Three Rivers Bancorp, Inc. common stock for every two shares of Ameriserv Financial, Inc. common stock outstanding.

                                                     AT OR FOR THE YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------
                                              2001        2000        1999        1998       1997
                                           ----------   --------   ----------   --------   --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income....................  $   66,995   $ 70,415   $   70,816   $ 67,926   $ 65,103
Total interest expense...................      40,660     44,325       41,082     38,455     36,032
                                           ----------   --------   ----------   --------   --------
Net interest income......................      26,335     26,090       29,734     29,471     29,071
  Provision for loan losses..............       1,050        600          300        300        113
                                           ----------   --------   ----------   --------   --------
Net interest income after provision for
  loan losses............................      25,285     25,490       29,434     29,171     28,958
Total non-interest income................       5,086      4,262        5,653      6,918      5,282
Total non-interest expense...............      21,344     23,831       21,027     20,320     19,598
                                           ----------   --------   ----------   --------   --------
Income from continuing operations, before
  income taxes...........................       9,027      5,921       14,060     15,769     14,642
  Provision for income taxes.............       1,858        936        4,090      4,762      4,522
                                           ----------   --------   ----------   --------   --------
Income from continuing operations........       7,169      4,985        9,970     11,007     10,120
  (Loss)/income from discontinued
     mortgage banking operation, net of
     taxes...............................          --       (267)         (30)       252      1,286
                                           ----------   --------   ----------   --------   --------
Net income...............................  $    7,169   $  4,718   $    9,940   $ 11,259   $ 11,406
                                           ==========   ========   ==========   ========   ========
Net income applicable to common stock....  $    7,169   $  4,718   $    9,940   $ 11,007   $ 11,406
                                           ==========   ========   ==========   ========   ========
PER COMMON SHARE DATA:
Basic:
  Income from continuing operations......  $     0.94   $   0.75   $     1.49   $   1.57   $   1.35
  Net Income.............................        0.94       0.71         1.49       1.61       1.52
Diluted:
  Income from continuing operations......        0.94       0.75         1.48       1.54       1.32
  Net Income.............................        0.94       0.71         1.48       1.58       1.49
Cash dividends declared..................        0.48       0.36           NA         NA         NA
Book value at period end.................        9.66       8.80         8.38       9.03       7.06
                                           ==========   ========   ==========   ========   ========
BALANCE SHEET AND OTHER DATA:
Total assets.............................  $1,022,600   $947,061   $1,065,736   $985,586   $947,669
Loans, net of unearned income............     565,889    488,925      479,762    468,194    466,615
Allowance for loan losses................       7,992      5,393        5,021      6,104      6,006
Investment securities available for
  sale...................................     380,598    416,745      522,264    327,669    279,461
Investment securities held to maturity...          --         --           --    149,988    167,339
Deposits.................................     774,253    631,990      572,695    560,450    525,810
Total borrowings.........................     156,512    244,675      438,394    354,272    360,844
Stockholders' equity.....................      82,382     58,724       45,367     61,031     51,838
Full-time equivalent employees...........         256        243          246        260        259
                                           ==========   ========   ==========   ========   ========

                                                     AT OR FOR THE YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------
                                              2001        2000        1999        1998       1997
                                           ----------   --------   ----------   --------   --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity...........        9.71%     10.28%       17.92%     18.58%     20.13%
Return on average assets.................        0.72       0.50         0.97       1.16       1.14
Loans, net of unearned income, as a
  percent of deposits, at period end.....       73.09      77.36        83.77      83.54      88.74
Ratio of average total equity to average
  assets.................................        7.44       4.87         5.39       6.27       5.68
Common stock cash dividends as a percent
  of net income applicable to common
  stock..................................       50.86      50.95           NA         NA         NA
Common and preferred stock cash dividends
  as a percent of net income.............       50.86      50.95           NA         NA         NA
Interest rate spread.....................        2.04       2.12         2.56       2.74       2.96
Net interest margin......................        2.83       2.73         3.07       3.31       3.50
Allowance for loan losses as a percentage
  of loans and loans held for sale, net
  of unearned income, at period end......        1.41       1.10         1.05       1.30       1.29
Non-performing assets as a percentage of
  loans and loans held for sale and other
  real estate owned, at period end.......        0.67       0.53         1.87       0.66       0.96
Net charge-offs as a percentage of
  average loans and loans held for
  sale...................................        0.07       0.05         0.30       0.04       0.03
Ratio of earnings to fixed charges and
  preferred dividends:(1)
  Excluding interest on deposits.........       1.65X      1.29X        1.64X      1.84X      1.91X
  Including interest on deposits.........        1.22       1.13         1.34       1.41       1.41
One year GAP ratio, at period end........        1.04       0.87         0.57       1.02       0.64
                                           ==========   ========   ==========   ========   ========

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

     PERFORMANCE OVERVIEW. At March 31, 2000, Three Rivers Bank was a wholly owned subsidiary of Ameriserv Financial, Inc., formerly known as USBANCORP, Inc. On April 1, 2000, Ameriserv Financial, Inc. executed its approved Board of Directors plan to split Ameriserv Financial, Inc.'s banking subsidiaries into two separate publicly traded companies.

     Under the tax-free spin-off plan, 100% of the shares of Three Rivers Bancorp, Inc. were distributed as a dividend to the shareholders of Ameriserv Financial, Inc. as a 1 for 2 stock dividend based on their existing Ameriserv Financial, Inc. ownership. Standard Mortgage Company (SMC), a mortgage banking company and subsidiary or Three Rivers Bank, was internally spun-off from Three Rivers Bank to Ameriserv Financial, Inc. prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off, the pre-tax results of 2000 were negatively affected by $777,000 of spin-off related costs, which negatively affected after-tax earnings per share by $0.08. During the first quarter of 2000, the Internal Revenue Service completed its examination of Ameriserv Financial, Inc.'s federal income tax returns (of which the Company was included) through the 1997 tax year. As a result of a change in the estimate of the Company's income tax liability, the Company reversed tax expense accruals of $750,000, resulting in an income tax provision in 2000 of only $936,000.

     Pursuant to the definitive agreement signed by the Company and The Pennsylvania Capital Bank ("PA Capital Bank") on February 1, 2001, the Company completed its acquisition of PA Capital Bank on July 1, 2001. On that date, the Company acquired all the stock of PA Capital Bank and merged PA Capital Bank into Three Rivers Bank, a wholly owned subsidiary of the Company (the "Bank"). The acquisition was accounted for under the purchase method of accounting. The transaction pricing was calculated using an underlying exchange ratio of 4.61. The price of the Company's stock at February 1, 2001, the determination date, was $9.00, which created a value of $41.50 a share for PA Capital Bank's stock. Each PA Capital Bank shareholder received 90% of the deal price in the Company's stock and 10% in cash.

     The total merger consideration given for PA Capital Bank's nets assets totaled $20.0 million. This consisted of the issuance of 1,837,677 shares of the Company's stock and $3.4 million in cash. The cash component was comprised of a $1.8 million payment to PA Capital Bank shareholders and a $1.6 million payment to cash out existing PA Capital Bank stock option holders. The acquisition added cash of approximately $43.4 million, loans receivable with a fair value of $83.7 million, investment securities and other assets of $12.7, deposits with a fair value of $123.5 million and other liabilities of $279,000. As a result of the transaction, $4.8 million of core deposit intangible ($3.1 million net of taxes) was recorded and will be amortized over 11 years. For further discussion see Note #23 of the Company's Consolidated Financial Statements.

     The Company's income from continuing operations for 2001 totaled $7.2 million or $0.94 per share on a diluted basis compared to income from continuing operations and exclusive of the aforementioned spin-off costs for 2000 was $5.5 million or $0.83 on a diluted per share basis. These increases resulted from an increase in net interest margin, the acquisition of PA Capital Bank, sale of investment securities and a decrease in non-interest expense. For 1999, income from continuing operations totaled $9.9 million or $1.48 per share on a diluted basis. When 2001 is compared to 2000, the Company's diluted earnings per share increased by $0.11 or 13.3% while income from continuing operations increased by $1.7 million or 30.9%. When 2000 is compared to 1999, the Company's diluted earnings per share decreased by $0.65 or 43.9% while income from continuing operations declined by $4.5 million or 45.0%

     The Company's total return on average total equity decreased to 9.7% for 2001 compared to 10.3% for 2000 and 17.9% for 1999. Without the effects of accumulated other comprehensive income, which was actually a loss in all quarters but one, return on average equity would have been 9.59% and 7.94% in 2001 and 2000, respectively.

     The decrease in non-interest expense was a key factor that positively impacted the Company's financial performance in 2001 when compared to 2000. Total non-interest expense was $2.5 million, or 10.4%, lower in 2001. The Company's financial performance was further enhanced by a $824,000 or 19.3% increase in non-interest income. These positive effects, however, were partially offset by an increase in provision from loan losses of $450,000. When comparing 2001 to 2000, the Company experienced a slight increase in net interest income of $245,000, or 0.9%.

     The decline in total revenue, which includes both net interest income and non-interest income, was a key factor that negatively impacted the Company's financial performance in 2000 as compared to 1999. Specifically, net interest income decreased by $3.6 million or 12.3% while total non-interest income decreased by $1.4 million or 24.6% when compared to 1999. In addition to this $5.0 million decrease in total revenue, the Company's financial performance was further negatively affected by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $2.8 million or 13.3% higher in 2000 while the provision for loan losses increased by $300,000.

     The following table summarizes some of the Company's key performance indicators for each of the past three years.

                                                                YEAR ENDED DECEMBER 31
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                   DATA AND RATIOS)
Income from continuing operations........................   $7,169      $4,985      $9,970
Diluted earnings per share...............................     0.94        0.75        1.48
Return on average equity.................................     9.71%      10.28%      17.92%
Return on average assets.................................     0.72        0.50        0.97
Average diluted common shares outstanding................    7,622       6,673       6,726

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

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
                                                        (IN THOUSANDS, EXCEPT RATIOS)
Interest income.......................................  $66,995    $70,415    $70,816
Interest expense......................................   40,660     44,325     41,082
                                                        -------    -------    -------
Net interest income...................................   26,335     26,090     29,734
Tax-equivalent adjustment.............................      434        548        936
                                                        -------    -------    -------
Net tax-equivalent interest income....................  $26,769    $26,638    $30,670
Net interest margin...................................     2.83%      2.73%      3.07%

     2001 NET INTEREST PERFORMANCE OVERVIEW. Three Rivers Bancorp, Inc.'s net interest income on a tax-equivalent basis increased by $131,000, or 0.5%, due primarily to an increase of the net interest margin percentage. Total average earning assets were $17.1 million, or 1.8%, lower in 2001 due to a $96.2 million, or 19.8%, decrease in investment securities. This decrease, however, was partially offset by a $57.6 million, or 12.1%, increase in average total loans, which resulted from the loans acquired in the PA Capital Bank acquisition.

     The total interest income reduction from this decrease in earning assets was partially offset be a 10 basis point increase in the net interest margin to 2.83%. As a result, total interest income on a tax equivalent basis decreased $3.5 million, or 5.0%, from 2000. The increase in the net interest margin percentage resulted from the lower interest rate environment during 2001. The increase in the net interest margin reflects a 24 basis point decrease in the earning asset yield, but was partially offset by a 16 basis point decrease in the cost of funds. The Company has, however, in 2001, sold approximately $103 million in securities to help reduce interest rate risk and decrease further margin compression as a result of the leverage program Three Rivers Bank has had in place over the last six years.

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

     COMPONENT CHANGES IN NET INTEREST INCOME: 2001 VERSUS 2000. Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the twelve months of 2001 decreased by $3.5 million or 5.0% when compared to the same 2000 period. This decrease resulted from a decline in average earning assets of $17.1 million or 1.8% from the prior year. In addition to the negative effect of this decrease, interest income for the twelve months of 2001 was further negatively affected by a 24 basis point decrease in the earning asset yield. Within the earning asset base, the yield on the total loan portfolio decreased 36 basis points to 7.93% due to the downward repricing of floating-rate loans and the overall decline in the interest rate environment. The yield on total investment securities decreased by 23 basis points to 6.12% due to the increased prepayments and the corresponding increase in the amortization of premiums.

     The Company's total interest expense for the twelve months of 2001 decreased by $3.7 million or 8.3% when compared to the same 2000 period. This lower interest expense was due to the decrease in average interest bearing liabilities of $43.6 million, or 5.1%. Total interest expense was further impacted by a 16 basis point decrease in the yield on interest bearing liabilities, to an average of 5.04% for twelve months of 2001. The decrease in average interest-bearing liabilities results from a decrease in borrowed funds of $120.7 million, or 36.1%, which was partially offset by an increase in total deposits of $77.2 million, or 14.9%. The increase in average total deposits is primarily the result of deposits acquired in connection with the PA Capital Bank acquisition and the result of special rate incentives offered by the Bank to increase the certificate of deposit portfolio. As a result, certificate of deposits increased $43.8 million, or 12.1%. The proceeds received from investment security principal and interest receipts as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations. The decline in average interest bearing liabilities included a 16 basis point decrease in the rate paid on interest bearing liabilities, to an average of 5.04% for the twelve months of 2001. FHLB advances had an average cost of 6.54% in the twelve months of 2001, which was 57 basis points higher than their cost in the prior year and 204 basis points greater than the average cost of deposits, which was 4.50% in the twelve months of 2001.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #18 to the Company's Consolidated Financial Statements.) The Company also has asset liability policy parameters, which limit the maximum amount of borrowings to 40% of total assets. For the twelve months ended December 31, 2001, the level of short-term borrowed funds and FHLB advances to total assets averaged 21.5%. At December 31, 2001, the Company had borrowed funds to total assets of 15.3%, which is within the parameters set by the Company. The Company plans to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters. Management's goal is to maintain borrowings to no more than 20% of total assets.

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

     The Company's total interest expense for the twelve months of 2000 increased by $3.2 million or 7.9% when compared to the same 1999 period. This higher interest expense was due to a 55 basis point increase in the rate paid on interest bearing liabilities, to an average of 5.20% for the twelve months of 2000. The higher interest rate paid, however, was partially offset by a $32.0 million, or 3.6%, decrease in average interest bearing liabilities. The decline in interest bearing liabilities included a $50 million decrease in FHLB Advances, which was partially offset by growth in total deposits of $33 million, or 6.8%. The funding from deposit growth, along with cash flow from investment securities were used to paydown the higher costing borrowings. FHLB advances had an average cost of 5.97% in the twelve months of 2000, which was 51 basis points higher than their cost in the prior year and 133 basis points greater than the average cost of deposits, which was 4.64% in the twelve months of 2000. Overall, the Company's total cost of funds increased by 55 basis points to 5.20%.

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

                                                                YEAR ENDED DECEMBER 31
                             --------------------------------------------------------------------------------------------
                                         2001                           2000                            1999
                             ----------------------------   ----------------------------   ------------------------------
                                        INTEREST                       INTEREST                         INTEREST
                             AVERAGE    INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                             BALANCE    EXPENSE     RATE    BALANCE    EXPENSE     RATE     BALANCE     EXPENSE     RATE
                             --------   --------   ------   --------   --------   ------   ----------   --------   ------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income.................  $533,519   $42,927     7.93%   $475,962   $39,994     8.29%   $  464,317   $38,341     8.10%
  Deposits with banks......     9,989       217     2.14         973        20     2.05           882        24     2.72
  Federal funds sold and
    securities purchased
    under agreements to
    resell.................    12,511       390     3.08           9        --     1.98            --        --       --
  Investment securities:
    Available for sale.....   390,618    23,895     6.12     486,842    30,949     6.35       386,677    24,418     6.31
    Held to maturity.......        --        --       --          --        --       --       139,990     8,969     6.41
                             --------   -------     ----    --------   -------     ----    ----------   -------    -----
  Total investment
    securities.............   390,618    23,895     6.12     486,842    30,949     6.35       526,667    33,387     6.34
                             --------   -------     ----    --------   -------     ----    ----------   -------    -----
TOTAL INTEREST EARNING
  ASSETS/ INTEREST
  INCOME...................   946,637    67,429     7.08     963,786    70,963     7.32       991,866    71,752     7.21
                             --------   -------     ----    --------   -------     ----    ----------   -------    -----
Non-interest earning
  assets:
  Cash and due from
    banks..................    15,853                         15,346                           17,003
  Premises and equipment...     4,758                          5,173                            5,092
  Other assets.............    31,427                         15,933                           23,614
  Allowance for loan
    losses.................    (6,714)                        (5,146)                          (5,810)
                             --------                       --------                       ----------
TOTAL ASSETS...............  $991,961                       $995,092                       $1,031,765
                             ========                       ========                       ==========

                                                                YEAR ENDED DECEMBER 31
                             --------------------------------------------------------------------------------------------
                                         2001                           2000                            1999
                             ----------------------------   ----------------------------   ------------------------------
                                        INTEREST                       INTEREST                         INTEREST
                             AVERAGE    INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                             BALANCE    EXPENSE     RATE    BALANCE    EXPENSE     RATE     BALANCE     EXPENSE     RATE
                             --------   --------   ------   --------   --------   ------   ----------   --------   ------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest bearing
  liabilities:
  Interest bearing
    deposits:
    Interest bearing
      demand...............  $ 44,733   $   358     0.80%   $ 41,397   $   325     0.78%   $   43,769   $   426     0.97%
    Savings................    59,203     1,044     1.76      63,064     1,357     2.15        66,505     1,210     1.82
    Money market...........    82,904     2,160     2.61      49,047     1,539     3.14        57,235     1,693     2.96
    Other time.............   407,128    23,195     5.70     363,292    20,820     5.72       316,227    15,953     5.04
                             --------   -------     ----    --------   -------     ----    ----------   -------    -----
    Total interest bearing
      deposits.............   593,968    26,757     4.50     516,800    24,041     4.64       483,736    19,282     3.99
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings...............     1,205        51     4.17      47,787     3,050     6.29        61,734     3,237     5.17
Advances from Federal Home
  Loan Bank................   211,577    13,808     6.54     284,529    17,067     5.97       334,707    18,284     5.46
Guaranteed junior
  subordinated deferrable
  interest debentures......
Long-term debt.............       575        44     7.73       1,781       167     9.18         2,699       279    10.48
                             --------   -------     ----    --------   -------     ----    ----------   -------    -----
TOTAL INTEREST BEARING
  LIABILITIES/ INTEREST
  EXPENSE..................   807,325    40,660     5.04     850,897    44,325     5.20       882,876    41,082     4.65
                             --------   -------     ----    --------   -------     ----    ----------   -------    -----
Non-interest bearing
  liabilities:
  Demand deposits..........    99,956                         86,536                           83,442
  Other liabilities........    10,885                          9,394                            9,822
  Stockholders' equity.....    73,795                         48,265                           55,625
                             --------                       --------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.....  $991,961                       $995,092                       $1,031,765
                             ========                       ========                       ==========
Interest rate spread.......                         2.04%                          2.12%                            2.56%
Net interest income/net
  interest margin..........              26,769     2.83%               26,638     2.73%                 30,670     3.07%
Tax-equivalent
  adjustment...............                (434)                          (548)                            (936)
                                        -------                        -------                          -------
Net interest income........             $26,335                        $26,090                          $29,734
                                        =======                        =======                          =======

     The average balance and yield on taxable securities was $361.5 million and 6.26%, $450.5 million and 6.40%, and $466.5 million and 6.35% for 2001, 2000, and 1999, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $29.1 million and 5.52%, $36.3 million and 5.72%, and $60.1 million and 6.25% for 2001, 2000, and 1999, respectively.

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

                                                       2001 VS. 2000                 2000 VS. 1999
                                                    INCREASE (DECREASE)           INCREASE (DECREASE)
                                                     DUE TO CHANGE IN:             DUE TO CHANGE IN:
                                                ---------------------------   ---------------------------
                                                AVERAGE   AVERAGE             AVERAGE   AVERAGE
                                                VOLUME     RATE      TOTAL    VOLUME     RATE      TOTAL
                                                -------   -------   -------   -------   -------   -------
                                                                     (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income................   $ 4,679   $(1,746)  $ 2,933   $   859   $   794   $ 1,653
Deposits with banks..........................       196         1       197         2        (6)       (4)
Federal funds sold and securities purchased
  under agreements to resell.................       390        --       390        --        --        --
Investment securities........................    (5,961)   (1,093)   (7,054)   (2,491)       53    (2,438)
                                                -------   -------   -------   -------   -------   -------
TOTAL INTEREST INCOME........................      (696)   (2,838)   (3,534)   (1,630)      841      (789)
                                                -------   -------   -------   -------   -------   -------
INTEREST PAID ON:
Interest bearing demand deposits.............        25         8        33       (22)      (79)     (101)
Savings deposits.............................       (79)     (234)     (313)      (59)      206       147
Money market.................................       917      (296)      621      (268)      114      (154)
Other time deposits..........................     2,449       (74)    2,375     2,553     2,314     4,867
Federal funds purchased, securities sold
  under agreements to repurchase, and other
  short-term borrowings......................    (2,228)     (771)   (2,999)   (4,549)    4,362      (187)
Advances from Federal Home Loan Bank.........    (4,738)    1,479    (3,259)   (3,229)    2,012    (1,217)
Long-term debt...............................      (100)      (23)     (123)      (82)      (30)     (112)
                                                -------   -------   -------   -------   -------   -------
TOTAL INTEREST EXPENSE.......................    (3,754)       89    (3,665)   (5,656)    8,899     3,243
                                                -------   -------   -------   -------   -------   -------
CHANGE IN NET INTEREST INCOME................   $ 3,058   $(2,927)  $   131   $ 4,026   $(8,058)  $(4,032)
                                                =======   =======   =======   =======   =======   =======

     INVESTMENT MATURITY. The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 2001. Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the modified durations were used. At December 31, 2001, the Company's consolidated investment securities portfolio had a modified duration of approximately 3.65 years.

     Investment securities available for sale:

                                                                     AT DECEMBER 31, 2001
                                   -----------------------------------------------------------------------------------------
                                                                         AFTER 5 YEARS
                                                     AFTER 1 YEAR BUT    BUT WITHIN 10
                                    WITHIN 1 YEAR     WITHIN 5 YEARS         YEARS        AFTER 10 YEARS         TOTAL
                                   ---------------   ----------------   ---------------   ---------------   ----------------
                                   AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD
                                   -------   -----   --------   -----   -------   -----   -------   -----   --------   -----
                                                                 (IN THOUSANDS, EXCEPT YIELDS)
BOOK VALUE
U.S. TREASURY....................  $ 4,016   6.32%   $     --     --%   $    --     --%   $   554   5.81%   $  4,570   6.26%
U.S. AGENCY......................       --     --      49,006   3.83      7,993   5.91         --     --      56,999   4.12
STATE AND MUNICIPAL..............       --     --         389   5.27         --     --     28,696   4.47      29,085   4.48
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES.....................   16,441   4.15     218,732   6.31     24,573   6.07     12,066   6.00     271,812   6.14
OTHER SECURITIES(1)..............   12,227   5.75          50   6.25         --     --      7,245   7.82      19,522   6.52
                                   -------   ----    --------   ----    -------   ----    -------   ----    --------   ----
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE.............  $32,684   5.02%   $268,177   5.86%   $32,566   6.03%   $48,561   5.37%   $381,988   5.74%
                                   =======   ====    ========   ====    =======   ====    =======   ====    ========   ====

                                                                     AT DECEMBER 31, 2001
                                   -----------------------------------------------------------------------------------------
                                                                         AFTER 5 YEARS
                                                     AFTER 1 YEAR BUT    BUT WITHIN 10
                                    WITHIN 1 YEAR     WITHIN 5 YEARS         YEARS        AFTER 10 YEARS         TOTAL
                                   ---------------   ----------------   ---------------   ---------------   ----------------
                                   AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD
                                   -------   -----   --------   -----   -------   -----   -------   -----   --------   -----
                                                                 (IN THOUSANDS, EXCEPT YIELDS)
MARKET VALUE
U.S. TREASURY....................  $ 4,085           $     --           $    --           $   556           $  4,641
U.S. AGENCY......................       --             48,685             8,011                --             56,696
STATE AND MUNICIPAL..............       --                390                --            27,945             28,335
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES.....................   16,613            218,954            24,471            12,080            272,118
OTHER SECURITIES(1)..............   12,227                 50                --             6,531             18,808
                                   -------           --------           -------           -------           --------
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE.............  $32,925           $268,079           $32,482           $47,112           $380,598
                                   =======           ========           =======           =======           ========

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

                                                                     AT DECEMBER 31
                                                           -----------------------------------
                                                             2001         2000         1999
                                                           ---------    ---------    ---------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days)..........   $6,840       $5,329       $4,011
Total non-accrual loans..................................    3,240        2,234        2,056
Total non-performing assets(1)...........................    3,834        2,595        9,076
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income..................     1.20%        1.09%        0.84%
Non-accrual loans as a percentage of total loans and
  loans held for sale, net of unearned income............     0.57         0.48         0.43
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned......................................     0.67         0.53         1.87

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

     Between December 31, 2000 and December 31, 2001, total loan delinquency increased by $1.5 million causing the delinquency ratio to increase to 1.20%. Residential mortgage loans comprise $4.5 million and $3.0 million of total delinquencies as of December 31, 2001 and December 31, 2000, respectively. Total non-accrual loans and non-performing assets were relatively consistent between years.

     Between December 31, 1999, and December 31, 2000, total loan delinquency increased by $1.3 million causing the delinquency ratio to rise to 1.09%. Total non-performing assets decreased by $6.4 million since year-end 1999 causing the non-performing assets to total loans ratio to decrease to 0.53%. This decrease is due entirely to a $6 million construction loan on a completed assisted living facility that the Company took possession of in the fourth quarter of 1999 and recorded as other real estate owned. This property was sold in the fourth quarter of 2000. The sale was funded by Three Rivers Bank provided financing. During 2000 and 1999, the Company incurred charges of $2.4 million and $500,000, respectively to adjust the book value of the property to estimated fair market value.

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

     - The application of formula driven reserve allocations for remaining commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

     - The application of formula driven reserve allocations to installment and mortgage loans is based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based on an average of the most recent actual three-year historical charge-off experience for consumer loans.

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

     The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

                                               YEAR ENDED DECEMBER 31
                              --------------------------------------------------------
                                2001        2000        1999        1998        1997
                              --------    --------    --------    --------    --------
                                   (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of
  year......................  $  5,393    $  5,021    $  6,104    $  6,006    $  6,025
                              --------    --------    --------    --------    --------
  Charge-offs:
     Commercial.............        68         224       1,236          86          81
     Real estate-mortgage...       134         166         269         183         174
     Consumer...............       282          82         123         157         183
                              --------    --------    --------    --------    --------
     Total charge-offs......       484         472       1,628         426         438
                              --------    --------    --------    --------    --------
  Recoveries:
     Commercial.............         1          89         201          73         175
     Real estate-mortgage...        57         134          17         110          62
     Consumer...............        36          21          27          41          69
                              --------    --------    --------    --------    --------
     Total recoveries.......        94         244         245         224         306
                              --------    --------    --------    --------    --------
Net charge-offs.............       390         228       1,383         202         132
Addition from PA Capital
  Bank......................     1,939          --          --          --          --
Provision for loan losses...     1,050         600         300         300         113
                              --------    --------    --------    --------    --------
Balance at end of year......  $  7,992    $  5,393    $  5,021    $  6,104    $  6,006
                              ========    ========    ========    ========    ========

                                               YEAR ENDED DECEMBER 31
                              --------------------------------------------------------
                                2001        2000        1999        1998        1997
                              --------    --------    --------    --------    --------
                                   (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans, net of unearned
  income:
  Average for the year......  $533,519    $475,962    $464,317    $464,015    $447,295
  At December 31............   565,889     488,925     479,762     468,194     466,615
As a percent of average
  loans:
  Net charge-offs...........      0.07%       0.05%       0.30%       0.04%       0.03%
  Provision for loan
     losses.................      0.20        0.13        0.06        0.06        0.03
  Allowance for loan
     losses.................      1.50        1.13        1.08        1.32        1.36
Allowance as a percent of
  each of the following:
  Total loans, net of
     unearned income........      1.41        1.10        1.05        1.30        1.29
  Total delinquent loans
     (past due 30 to 89
     days)..................    116.84      101.20      125.18      111.53       75.94
  Total non-accrual loans...    246.67      232.06      244.21      239.09      209.20
  Total non-performing
     assets.................    208.45      207.82       55.32      195.89      133.23
Allowance as a multiple of
  net charge-offs...........     20.49x      23.65x       3.63x      30.22x      45.50x
Total classified loans......  $ 18,479    $  9,677    $ 15,715    $ 17,555    $ 12,698
                              ========    ========    ========    ========    ========

     The Company recorded a provision for loan losses of $1,050,000 in 2001, $600,000 in 2000 and $300,000 in 1999. When expressed as a percentage of average loans, the provision has increased from 0.06% to 0.20% over this three-year period. Factors contributing to the increased loan loss provision in 2001 included higher loan balances and continued growth of higher risk commercial and commercial real-estate loans. The Company's net charge-offs amounted to $390,000 or 0.07% of average loans in 2001, $228,000 or 0.05% of average loans in 2000, and $1.4 million or 0.30% in 1999. Overall, the Company's allowance for loan losses was

208% of non-performing assets and 247% of non-accrual loans at December 31, 2001. The increase in the non-performing assets coverage ratio from 1999 is due to the previously mentioned decrease in other real estate owned. Three Rivers Bancorp, Inc.'s management is unable to determine in what loan category future charge-offs and recoveries may occur.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                                     AT DECEMBER 31
                       -----------------------------------------------------------------------------------------------------------
                              2001                  2000                  1999                  1998                  1997
                       -------------------   -------------------   -------------------   -------------------   -------------------
                                PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF
                                 LOANS IN              LOANS IN              LOANS IN              LOANS IN              LOANS IN
                                   EACH                  EACH                  EACH                  EACH                  EACH
                                 CATEGORY              CATEGORY              CATEGORY              CATEGORY              CATEGORY
                       AMOUNT    TO LOANS    AMOUNT    TO LOANS    AMOUNT    TO LOANS    AMOUNT    TO LOANS    AMOUNT    TO LOANS
                       ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........  $2,185      13.74%    $  605       9.12%    $  914       9.56%    $  279      11.44%    $  247       8.36%
Commercial loans
  secured by real
  estate.............   5,307      52.43      4,103      48.64      1,285      43.16      1,339      35.69      1,465      36.73
Real
  estate-mortgage....     264      29.87        300      37.03        519      40.41        213      45.51        216      48.22
Consumer.............     159       3.96        139       5.21        185       6.89        211       7.36        176       6.69
Allocation to general
  risk...............      77                   246                 2,118                 4,062                 3,902
                       ------                ------                ------                ------                ------
Total................  $7,992     100.00%    $5,393     100.00%    $5,021     100.00%    $6,104     100.00%    $6,006     100.00%
                       ======                ======                ======                ======                ======

     Even though real estate-mortgage loans comprise 30% of the Company's total loan portfolio, only $264,000 or 3.3% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending. The increase in allocated reserves to the commercial loans secured by real estate at December 31, 2001, versus December 31, 2000, is driven by the continued growth of this portfolio. At December 31, 2001, the commercial real-estate loan balance grew by 24.7% over the December 31, 2000, balance. Other factors considered by the Company that led to increased allocations to the commercial real-estate portfolios were the potential adverse effects of the falling interest rate environment that continued in 2001, the continued increase in concentration risk in single borrowers and the overall growth in the average size associated with these credits.

     Based on the Company's loan loss reserves methodology and the related assessment of the inherent risk factors contained within the Company's loan portfolio, management believes that the allowance for loan losses was adequate for each of the fiscal years presented in the table above.

     NON-INTEREST INCOME. Non-interest income for 2001 totaled $5.1 million, which represented a $824,000, or 19.3%, increase when compared to the same 2000 period. This increase was primarily due to the following items:

     - a $758,000 increase in gains realized on investment security sales. The Company sold approximately $103 million in securities during 2001 and used the proceeds to pay down short-term advances from the FHLB. These sales resulted in a net gain of $297,000, while the sales in 2000 resulted in a net loss of $461,000.

     - an increase in wholesale cash processing fees of $174,000, or 31.0%, as a result of the Company processing additional activity that resulted from an expanded customer base.

     - these increases, however, were partially offset by a decrease in trust fees of $96,000, or 44.4%, as a result of the Company entering into an agreement in which it receives a flat monthly fee for trust referrals, and no longer has its own trust department.

     Non-interest income for 2000 totaled $4.3 million, which represented a $1.4 million or 24.6% decrease when compared to 1999. This decrease was primarily due to the following items:

     - a $734,000 decrease in gains realized on investment security sales. The Company sold approximately $88 million in securities during 2000 and used the proceeds to pay down short-term advances from the FHLB. These sales resulted in a net loss of $461,000.

     - a $755,000 decrease in trust fees as the Company entered into an agreement in which it receives a flat monthly fee for trust referrals.

     - these decreases, however, were partially offset by an increase in service charges on deposit accounts of $122,000, or 6.6%, as a result of the Company amending its fee structure.

     NON-INTEREST EXPENSE. Non-interest expense for 2001 totaled $21.3 million, which represented a $2.5 million, or 10.4%, decrease when compared to the same 2000 period. This decrease was primarily due to the following items:

     - as a result of the spin-off on April 1, 2000, the Company incurred $777,000 of non-recurring spin-off costs during 2000. The expense is primarily the result of stock registration and professional fees.

     - a $2.5 million decrease in OREO expense, which is primarily the result of a $2.4 million write down of an Other Real Estate Owned property during 2000. This property was acquired through a foreclosure on a commercial real estate loan in 1999 and was sold in the fourth quarter of 2000.

     - a $629,000, or 15.7%, decrease in other expenses during 2001 compared to the same 2000 period. The decrease is primarily the result of a decrease in expenses incurred for services provided by Ameriserv Financial, Inc. of approximately $790,000.

     - the above decreases in the components of non-interest expense, however, were partially offset by a $130,000, or 10.3%, increase in professional fees and a $299,000, or 41.4%, increase in miscellaneous taxes and insurance. Professional fees increased as a result of increased activity at the holding company level, while the increase in miscellaneous taxes resulted from an increase in the liability for Pennsylvania shares tax. Additionally, salaries and employee benefits increased $482,000, or 5.0%, during 2001 when compared to 2000. This increase results from an increase in full time equivalent employees and normal salary increases

     Non-interest expense for 2000 totaled $23.8 million, which represented a $2.8 million, or 13.3%, increase when compared to the same 1999 period. This increase was primarily due to the following items:

     - as a result of the spin-off, the Company had $777,000 of non-recurring spin-off costs. The expense is primarily the result of stock registration and professional fees.

     - a net $313,000 increase in salary and employee benefits resulted from the spin-off necessitating new positions and the elimination of others at the beginning of the second quarter.

     - a $2.3 million increase in OREO expense, which is primarily the result of a write down of an Other Real Estate Owned property, that was acquired through a foreclosure on a commercial real estate loan.

     - the above increases in the components of non-interest expense are partially offset by a $591,000, or 12.8%, decrease in other expenses for 2000 as compared to the same period in 1999. The decrease is the result of a decrease in advertising expenditures of $314,000 and a reduction of expenses incurred for services provided by Ameriserv Financial, Inc. of $511,000. These decreases, however, were partially offset by increases in software amortization of $97,000 and charges incurred for the early redemption of the Bank's financing subsidiary, Community First Capital Corp., of $85,000.

     NET OVERHEAD BURDEN. The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 67.0% in 2001 when compared to 77.1% for 2000. Contributing to the lower efficiency ratio in 2001 is a decreased level of non-interest expense that resulted from spin-off costs and OREO charges recognized during 2000. Furthermore, the efficiency ratio for 2001 was positively impacted by a higher level of non-interest income, which resulted from the net realized losses incurred from investment security sales during 2000. Additionally, the increase experienced in the net interest margin during 2001 contributed to lowering the efficiency ratio.

     INCOME TAX EXPENSE. The Company's provision for income taxes for 2001 was $1.9 million reflecting an effective tax rate of 20.6%. The Company's income tax provision and effective tax rate were $936,000 or 15.8% in 2000 and $4.1 million or 29.1% in 1999. The lower income tax expense and effective tax rate in 2000 compared to 2001 and 1999 was due to a reduced level of pre-tax income combined with a change in estimate of the Company's income tax liability of approximately $750,000 as a result of an Internal Revenue Service examination of the Company's 1995-1997 tax returns.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

     The Company's total consolidated assets were $1.023 billion at December 31, 2001, compared with $947 million at December 31, 2000, which represents an increase of $75.7 million or 8.0%. This increase resulted primarily from the PA Capital Bank acquisition, which increased total assets $147 million. During 2001, total loans increased by approximately $76.9 million or 15.7% as a result of the purchased PA Capital Bank loans of $83.7 million, which were primarily commercial loans and commercial loans secured by real estate. Additionally, loan principal paydowns exceeded originations for the twelve month period. Total investment securities decreased by $36.1 million as a result of principal repayments received and sale activity exceeding purchases. Cash balances at December 31, 2001 increased $30.6 million or 198.0% from prior year-end. This increase primarily resulted from the net cash received from the PA Capital Bank acquisition of $40 million.

     Total deposits increased by $142.3 million or 22.5% since December 31, 2000. This increase resulted primarily from $128 million in deposits received from the PA Capital Bank acquisition. The Company's total borrowed funds position decreased by $88.2 million, or 36.0%. Total equity increased by $23.7 million due to the issuance of additional shares in connection with the PA Capital Bank acquisition, which increased total equity by $16.3 million, and an increase in other comprehensive income as a result of an increase in the market value of the available for sale securities portfolio.

SIGNIFICANT ACCOUNTING POLICIES IMPACTING THE COMPANY

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The company believes that of it's significant accounting policies; the following involves a higher degree of judgment and complexity than other estimates presented herein.

     Allowance for Loan Losses -- The allowance for loan losses is based on management's estimate of an amount that is adequate to absorb losses in the existing loan portfolio. The allowance for loan loss is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

     INTEREST RATE SENSITIVITY. Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at the Company is performed by using the following tools: 1) Simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities, 2) Static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time, and 3) Market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis. The following table presents a summary of the Company's static GAP positions at December 31, 2001:

                                                        OVER       OVER
                                                      3 MONTHS   6 MONTHS
                                           3 MONTHS   THROUGH    THROUGH      OVER
INTEREST SENSITIVITY PERIOD                OR LESS    6 MONTHS    1 YEAR     1 YEAR     TOTAL
---------------------------                --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGE)
Rate sensitive assets:
Loans....................................  $172,194   $41,524    $ 64,379   $287,805   $565,902
Investment securities....................    48,875    24,468      39,319    267,936    380,598
Other assets.............................        --        --      13,556         --     13,556
                                           --------   -------    --------   --------   --------
  Total rate sensitive assets............  $221,069   $65,992    $117,254   $555,741   $960,056
                                           ========   =======    ========   ========   ========

                                                        OVER       OVER
                                                      3 MONTHS   6 MONTHS
                                           3 MONTHS   THROUGH    THROUGH      OVER
INTEREST SENSITIVITY PERIOD                OR LESS    6 MONTHS    1 YEAR     1 YEAR     TOTAL
---------------------------                --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGE)
Rate sensitive liabilities:
Deposits:
  Non-interest bearing deposits..........  $     --   $    --    $     --   $114,192   $114,192
  NOW and Super NOW......................        --        --          --     50,175     50,175
  Money market...........................   153,117        --          --         --    153,117
  Other savings..........................        --        --          --     56,685     56,685
  Total time deposits....................    84,548    45,603      98,144    171,789    400,084
                                           --------   -------    --------   --------   --------
  Total deposits.........................   237,665    45,603      98,144    392,841    774,253
Borrowings...............................     6,036        42          84    150,350    156,512
                                           --------   -------    --------   --------   --------
  Total rate sensitive liabilities.......  $243,701   $45,645    $ 98,228   $543,191   $930,765
                                           ========   =======    ========   ========   ========
Interest sensitivity GAP:
  Interval...............................   (22,632)   20,347      19,026     12,550         --
  Cumulative.............................  $(22,632)  $(2,285)   $ 16,741   $ 29,291   $ 29,291
                                           ========   =======    ========   ========   ========
Period GAP ratio.........................     0.91x     1.45x       1.19x      1.02x
Cumulative GAP ratio.....................      0.91      0.99        1.04       1.03
Ratio of cumulative GAP to
  Total assets...........................     (2.21)%   (0.22)%      1.64%      2.86%
                                           ========   =======    ========   ========

     When December 31, 2001, is compared to December 31, 2000, both the Company's six month and one year cumulative GAP ratios are less positive due largely to increased liability sensitivity resulting from an increase in the Company's money market deposit accounts, of which approximately $53 million was acquired in the PA Capital Bank acquisition.

     A portion of the Company's funding base is low cost core deposit accounts that do not have a specific maturity date. The accounts that comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, and daily interest savings accounts. At December 31, 2001, the balance in these accounts totaled $374 million or 36.6% of total assets. Within the above static GAP table, approximately $153 million or 40.9% of these core deposits are assumed to be rate sensitive liabilities that reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is reviewed annually for reasonableness. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements.

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

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at December 31, 2001, to scenarios that reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the December 31, 2001, levels. The Company's most likely rate scenario is based upon published economic consensus estimates that currently forecast a decrease in interest rates over the next twelve-month period. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                                                                                      CHANGE IN
                                                                                       MARKET
                                                    VARIABILITY OF                    VALUE OF
INTEREST RATE                                        NET INTEREST    VARIABILITY OF   PORTFOLIO
SCENARIO                                                INCOME         NET INCOME      EQUITY
-------------                                       --------------   --------------   ---------
Base..............................................         0%               0%             0%
Flat..............................................       3.2              7.2           (0.0)
200 bp increase...................................       2.5              5.5           (5.7)
200 bp decrease...................................       0.5              1.2            2.5

     As indicated in the table, the least variability of the Company's net interest income and net income over the next twelve month period was 0.5% and a 1.2% respectively, under a downward rate shock forecast reflecting a 200 basis point decrease in interest rates. The noted variability under this forecast was within the Company's ALCO policy limits. The variability of market value of portfolio equity was 2.5% under this interest rate scenario. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

     Within the investment portfolio at December 31, 2001, 100% of the portfolio is classified as available for sale. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage the Company's long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans.

     LIQUIDITY. Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors and debtholders. The Company uses its asset/liability management policy and contingency funding plan to control and manage liquidity risk.

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $71.3 million at December 31, 2001, compared to $33.2 million at December 31, 2000. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liquidity needs can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company's subsidiary utilizes a variety of these methods of liability liquidity. At December 31, 2001, the Company's subsidiary had approximately $20 million of unused lines of credit available under informal arrangements with correspondent banks compared to $30 million at December 31, 2000. These lines of credit enable the Company's subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate. The Company estimates a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $305 million.

     Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $30.6 million from December 31, 2000 to December 30, 2001. During the twelve months of 2001 there was $101.1 million of net cash provided by investing activities and $7.0 million of net cash provided by operating activities. This was partially offset by $77.5 million of net cash used by financing activities. Within investing activities, purchases of investment securities exceeded cash proceeds received from security sales by $22.2 million. Cash received from loan principal payments totaled $193.3 million and exceeded the cash advanced for new loan fundings by $7.4 million. Additionally, the Company received $40.0 million in connection with the acquisition of PA Capital Bank. Within financing activities, net deposits increased by $14.0 million. The Company used $3.4 million of cash to pay common dividends to shareholders. Management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

     CAPITAL RESOURCES. As presented in Note #20 to the Company's Consolidated Financial Statements, the Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, the Company's subsidiary bank is considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification for its subsidiary to ensure the lowest deposit insurance premium. The Company targets an operating range of 6.0% to 6.5% for the asset leverage ratio because management and the Board of Directors believe that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies the Company uses to manage its capital ratios include common dividend payments and earning asset growth.

     The Company's declared Common Stock cash dividend per share was $0.48 for the year ended December 31, 2001. Based on the December 31, 2001 stock price, the dividend yield on the Company's common stock approximates 3.84%. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return, particularly for retail shareholders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Interest Rate Sensitivity" in the MD&A presented on page 26. The Company's principal market risk exposure is to interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                 2001         2000
                                                              ----------    --------
                                                                  (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $   46,109    $ 15,471
Investment securities available for sale....................     380,598     416,745
Loans.......................................................     565,902     488,956
  Less: Unearned income.....................................          13          31
       Allowance for loan losses............................       7,992       5,393
                                                              ----------    --------
Net loans...................................................     557,897     483,532
                                                              ----------    --------
Premises and equipment......................................       4,458       4,775
Accrued income receivable...................................       6,133       6,465
Goodwill and core deposit intangibles.......................      12,676       2,446
Bank owned life insurance...................................      13,556      12,942
Other assets................................................       1,173       4,685
                                                              ----------    --------
          TOTAL ASSETS......................................  $1,022,600    $947,061
                                                              ==========    ========
LIABILITIES
Non-interest bearing deposits...............................  $  114,192    $ 86,181
Interest bearing deposits...................................     660,061     545,809
                                                              ----------    --------
Total deposits..............................................     774,253     631,990
                                                              ----------    --------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................          --       4,100
Other short-term borrowings.................................          --       5,066
Advances from Federal Home Loan Bank........................     156,000     234,876
Long-term debt..............................................         512         633
                                                              ----------    --------
Total borrowed funds........................................     156,512     244,675
                                                              ----------    --------
Other liabilities...........................................       9,453      11,672
                                                              ----------    --------
          TOTAL LIABILITIES.................................     940,218     888,337
                                                              ----------    --------
Commitments and contingent liabilities (Note #15)
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized;
  no shares issued or outstanding...........................          --          --
Common stock, par value $1.00 per share; 20,000,000 shares
  authorized; 8,523,906 issued and outstanding on December
  31, 2001 and 6,675,212 on December 31, 2000...............          85          67
Surplus.....................................................      38,859      22,487
Retained earnings...........................................      44,342      40,819
Accumulated other comprehensive income......................        (904)     (4,649)
                                                              ----------    --------
          TOTAL STOCKHOLDERS' EQUITY........................      82,382      58,724
                                                              ----------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,022,600    $947,061
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
  Taxable...................................................  $   42,308    $   39,156    $   37,714
  Tax exempt................................................         479           684           506
Deposits with banks.........................................         217            20            24
Federal funds sold and securities purchased under agreements
  to resell.................................................         390            --            --
Investment securities:
  Available for sale........................................      23,601        30,555        24,309
  Held to maturity..........................................          --            --         8,263
                                                              ----------    ----------    ----------
Total Interest Income.......................................      66,995        70,415        70,816
                                                              ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................      26,757        24,042        19,282
Federal funds purchased and securities sold under agreements
  to repurchase.............................................          35         1,012         1,015
Other short-term borrowings.................................          16         2,040         2,222
Advances from Federal Home Loan Bank........................      13,808        17,065        18,284
Long-term debt..............................................          44           166           279
                                                              ----------    ----------    ----------
Total Interest Expense......................................      40,660        44,325        41,082
                                                              ----------    ----------    ----------
Net Interest Income.........................................      26,335        26,090        29,734
  Provision for loan losses.................................       1,050           600           300
                                                              ----------    ----------    ----------
Net Interest Income after Provision for Loan Losses.........      25,285        25,490        29,434
                                                              ----------    ----------    ----------
NON-INTEREST INCOME
Trust fees..................................................         120           216           971
Net realized gains (losses) on investment securities........         297          (461)          273
Wholesale cash processing fees..............................         736           562           603
Service charges on deposit accounts.........................       2,013         1,983         1,861
Bank owned life insurance...................................         613           586           551
Other income................................................       1,307         1,376         1,394
                                                              ----------    ----------    ----------
Total Non-Interest Income...................................       5,086         4,262         5,653
                                                              ----------    ----------    ----------
NON-INTEREST EXPENSE
Salaries and employee benefits..............................      10,166         9,684         9,371
Net occupancy expense.......................................       1,911         1,843         1,831
Equipment expense...........................................       1,691         1,580         1,522
Professional fees...........................................       1,390         1,260         1,350
Supplies, postage, and freight..............................       1,029           950           975
Miscellaneous taxes and insurance...........................       1,022           723           567
FDIC deposit insurance expense..............................         129           117           197
Amortization of goodwill and core deposit intangibles.......         602           392           377
Other real estate owned.....................................          18         2,490           230
Spin-off costs..............................................          --           777            --
Other expense...............................................       3,386         4,015         4,607
                                                              ----------    ----------    ----------
Total Non-Interest Expense..................................      21,344        23,831        21,027
                                                              ----------    ----------    ----------
INCOME
BEFORE INCOME TAXES.........................................       9,027         5,921        14,060
  Provision for income taxes................................       1,858           936         4,090
                                                              ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS...........................  $    7,169    $    4,985    $    9,970
NET LOSS FROM DISCONTINUED MORTGAGE BANKING OPERATIONS, NET
  OF INCOME TAX BENEFITS OF $312 AND $12....................          --          (267)          (30)
                                                              ----------    ----------    ----------
NET INCOME..................................................  $    7,169    $    4,718    $    9,940
                                                              ==========    ==========    ==========
PER COMMON SHARE DATA:(1)
  Basic:
    Income from continuing operations.......................  $     0.94    $     0.75    $     1.49
    Net income..............................................        0.94          0.71          1.49
    Average number of shares outstanding....................   7,604,597     6,672,991     6,670,102
  Diluted:
    Income from continuing operations.......................  $     0.94    $     0.75    $     1.48
    Net income..............................................        0.94          0.71          1.48
    Average number of shares outstanding....................   7,621,905     6,673,166     6,725,583

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                                                                          OTHER
                                           PREFERRED   COMMON              RETAINED   COMPREHENSIVE
                                             STOCK      STOCK    SURPLUS   EARNINGS      INCOME        TOTAL
                                           ---------   -------   -------   --------   -------------   --------
Balance, December 31, 1998...............     $--      $ 2,015   $20,454   $ 47,927      $  1,090     $ 71,486
Net Income...............................     --            --        --      9,940            --        9,940
Other comprehensive income, net of tax:
  Unrealized loss on securities available
  for sale, net of reclassification
  adjustment.............................     --            --        --         --       (18,266)     (18,266)
                                                                                                      --------
  Comprehensive income...................                                                               (8,326)
                                                                                                      --------
Dividends declared.......................     --            --        --     (7,368)           --       (7,368)
                                              --       -------   -------   --------      --------     --------
Balance, December 31, 1999...............     $--      $ 2,015   $20,454   $ 50,500      $(17,176)    $ 55,793
Net Income...............................     --            --        --      4,718            --        4,718
Other comprehensive income, net of tax:
  Unrealized gain on securities available
  for sale, net of reclassification
  adjustment.............................     --            --        --         --        12,527       12,527
                                                                                                      --------
  Comprehensive income...................                                                               17,245
                                                                                                      --------
Effect of spin-off from Ameriserv
  Financial, Inc.........................     --        (1,948)    1,948         --            --           --
Elimination of equity from discontinued
  mortgage banking operation.............     --            --        --    (10,159)           --      (10,159)
Stock options exercised/new shares
  issued.................................     --            --        85         --            --           85
Dividends declared.......................     --            --        --     (4,240)           --       (4,240)
                                              --       -------   -------   --------      --------     --------
Balance, December 31, 2000...............     $--      $    67   $22,487   $ 40,819      $ (4,649)    $ 58,724
Net Income...............................     --            --        --      7,169            --        7,169
Other comprehensive income, net of tax:
  Unrealized gain on securities available
  for sale, net of reclassification
  adjustment.............................     --            --        --         --         3,745        3,745
                                                                                                      --------
  Comprehensive income...................                                                               10,914
                                                                                                      --------
Shares issued in connection with the
  acquisition of PA Capital Bank.........     --            18    16,282         --            --       16,300
Stock options exercised/new shares
  issued.................................     --            --        90         --            --           90
Dividends declared.......................     --            --        --     (3,646)           --       (3,646)
                                              --       -------   -------   --------      --------     --------
Balance, December 31, 2001...............     $--      $    85   $38,859   $ 44,342      $   (904)    $ 82,382
                                              ==       =======   =======   ========      ========     ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $   7,169    $   4,718    $   9,940
Loss (income) from discontinued mortgage banking operations,
  net of income taxes.......................................         --          267           30
                                                              ---------    ---------    ---------
Income from continuing operations...........................      7,169        4,985        9,970
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................      1,050          600          300
  Depreciation and amortization expense.....................        222          787          891
  Amortization expense of goodwill and core deposit
    intangibles.............................................        602          392          377
  Net amortization (accretion) of investment securities.....        449         (368)        (156)
  Net realized (gains) losses on investment securities......       (297)         461         (273)
  Premises and equipment write-down.........................        113           --           --
  Decrease (increase) in accrued income receivable..........        791        1,039         (486)
  Net (decrease) increase in accrued expense payable........     (1,458)       1,501          542
  Net decrease (increase) in other assets...................        864          954       (3,764)
  Net (decrease) increase in other liabilities..............     (2,459)        (580)      (1,042)
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................  $   7,046    $   9,771    $   6,359
                                                              ---------    ---------    ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term
  investments -- available for sale.........................   (124,969)     (15,893)    (263,781)
Purchase of investment securities and other short-term
  investments -- held to maturity...........................         --           --      (13,720)
Proceeds from maturities of investment securities and other
  short-term investments -- available for sale..............     74,977       51,076       41,710
Proceeds from maturities of investment securities and other
  short-term investments -- held to maturity................         --           --       28,399
Proceeds from sales of investment securities and other
  short-term investments -- available for sale..............    102,737       89,523      131,484
Proceeds from sales of investment securities and other
  short-term investments -- held to maturity................         --           --        2,503
Loans originated............................................   (185,871)     (87,853)    (194,099)
Principal collected on loans................................    193,282       82,554      181,718
Net decrease (increase) in credit card receivables and other
  short-term loans..........................................      1,566          (90)         589
Net cash received from branch transaction...................         --           --       10,762
Net cash received from PA Capital Bank Acquisition..........     39,994           --           --
Purchases of premises and equipment.........................       (600)        (675)      (1,996)
Sale/retirement of premises and equipment...................         --          608          124
                                                              ---------    ---------    ---------
Net cash provided (used) by investing activities............  $ 101,116    $ 119,250    $ (76,307)
                                                              ---------    ---------    ---------
FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................     13,976       59,295       (1,194)
Net decrease in federal funds purchased, securities sold
  under agreements to repurchase, and other short-term
  borrowings................................................     (9,169)     (16,984)     (16,584)
Net principal (repayments) borrowings on advances from
  Federal Home Loan Bank....................................    (78,876)    (175,000)      99,985
Net principal (repayments) borrowings of long-term debt.....       (121)      (1,735)         721
Common stock dividends paid.................................     (3,424)      (3,439)      (7,368)
Proceeds from stock options exercised.......................         90           85           --
                                                              ---------    ---------    ---------
Net cash (used) provided by financing activities............  $ (77,524)   $(137,778)   $  75,560
                                                              ---------    ---------    ---------
Net increase (decrease) in cash equivalents.................     30,638       (8,757)       5,612
Cash equivalents at January 1...............................     15,471       24,228       18,616
                                                              ---------    ---------    ---------
Cash equivalents at December 31.............................  $  46,109    $  15,471    $  24,228
                                                              =========    =========    =========
SUPPLEMENTAL DATA:
  Cash Paid For:
    Income Taxes............................................  $   2,395    $   1,783    $   3,269
    Interest Expense........................................     42,118       42,824       40,593

          See accompanying notes to consolidated financial statements.

                           THREE RIVERS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

BUSINESS AND NATURE OF OPERATIONS:

     Three Rivers Bancorp, Inc. (the "Company") is a bank holding company headquartered in Monroeville, Pennsylvania. Through its banking subsidiary the Company operates 25 banking offices in three southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage and commercial financial products.

ORGANIZATION

     On April 1, 2000, Ameriserv Financial, Inc., formerly known as USBANCORP, Inc., executed its approved Board of Directors plan to split it's banking subsidiaries into two separate publicly traded companies and Three Rivers Bancorp, Inc. was formed. On this date, Three Rivers Bank ("the Bank") was spun-off from Ameriserv Financial, Inc. and into the Company.

     Under the tax-free spin-off plan, 100% of the shares of Three Rivers Bancorp, Inc., were distributed as a dividend to the shareholders of Ameriserv Financial as a 1 for 2 stock dividend based on their existing Ameriserv Financial ownership. Standard Mortgage Company ("SMC"), a mortgage banking company, a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to Ameriserv Financial prior to consummation of the Three Rivers Bank spin-off. As a result of the spin-off of SMC, on April 1, 2000, total assets and equity at Three Rivers Bank decreased by $10,159,000, the net equity of SMC. On the consolidated income statement, the results of operations of SMC prior to April 1, 2000 are reflected as discontinued mortgage banking operations, net of income taxes. The notes to the consolidated financial statements exclude the financial position and results of operations of the discontinued mortgage banking operation.

     For the spin-off of Three Rivers Bank to be considered "tax-free", Ameriserv Financial, Inc. petitioned to and received from the Internal Revenue Service a private letter ruling. This private letter ruling contains certain commitments on the part of the Company including no change in control for a two-year period and a requirement to raise capital within one year after the spin-off. The requirement to raise capital could include issuing capital stock in connection with a business combination.

     On February 1, 2001, the Company and The Pennsylvania Capital Bank ("PA Capital Bank") announced that they signed a definitive agreement for the Company to acquire all the stock of PA Capital Bank and to merge PA Capital Bank into Three Rivers Bank. This acquisition was completed on July 1, 2001 (see Note #23), and pursuant to a supplemental IRS ruling, the acquisition was approved to satisfy the capital raising requirements set forth in the original private letter ruling. In accordance with this decision, the shareholders of Ameriserv Financial, Inc. who received the stock of the Company in the spin-off are deemed to have received a non-taxable dividend from Ameriserv Financial, Inc. The acquisition was accounted under the purchase method.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Three Rivers Bank including its principal subsidiaries TRB Financial Services Company and TRB Realty Corporation. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

                           THREE RIVERS BANCORP, INC.

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

  Investment Securities:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount, which is computed using the level yield method which approximates the effective interest method. Securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities that may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and credited (charged) to a separate component of shareholders' equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold. As of December 31, 2001 and 2000, the Company's entire investment portfolio is classified as available for sale.

  Loans:

     Interest income is recognized using methods that approximate a level yield related to principal amounts outstanding. The Company's subsidiary discontinues the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments (except for residential mortgage loans which only have to become current). A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest due in accordance with contractual terms.

  Loan Fees:

     Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period. Fee amortization is determined by either the straight-line method, or the effective interest method, which do not differ materially.

                           THREE RIVERS BANCORP, INC.

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

     The Company's policy is to individually review the credit quality of, at a minimum, all commercial and commercial mortgage loans with balances in excess of $500,000 within an 18 month period. All other loans not reviewed by the $500,000 threshold are reviewed as circumstances warrant. The Company has also identified two pools of small dollar value homogeneous loans that are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

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

                           THREE RIVERS BANCORP, INC.

  Interest Rate Contracts:

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floor, to help manage interest rate risk, which is incurred in normal recurrent banking activities. Interest rate swaps are agreements with a counterparty to exchange periodic fixed and floating interest payments calculated on a notional amount. The floating rate is based on a money market index, primarily short-term LIBOR. Purchased interest rate caps or floors are agreements where, for a fee, the counterparty agrees to pay the Company the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively. As required, the Company adopted the provisions of SFAS 133 on January 1, 2001. The adoption had no material affect on the financial position or results of operations of the Company. This statement requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge.

     For derivatives that are designated as fair value hedges, the gain or loss on derivatives as well as the gain or loss on the hedged items are recognized in current earnings. For derivatives designated as cash flow hedges, the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the derivatives in excess of the hedged future cash flows, if any, is recognized in current earnings. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

  Business Combinations:

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001, and has been applied in the acquisition of PA Capital Bank as completed on July 1, 2001, see Note #23.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of Statement 142 apply to these assets upon adoption of Statement 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company will apply the nonamortization provisions of Statement 142 to the goodwill recorded on July 1, 2001 as a result of the PA Capital Bank acquisition. The Company has no other goodwill recorded on its balance sheet that would be impacted by the provisions of Statement 142.

                           THREE RIVERS BANCORP, INC.

  Reclassification of Prior Periods:

     Certain items previously presented have been reclassified to conform with current year presentation.

2.  CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2001 and 2000, included $1,755,000 and $5,387,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.  INVESTMENT SECURITIES

     The cost and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                        AT DECEMBER 31, 2001
                                          ------------------------------------------------
                                                        GROSS         GROSS
                                            COST      UNREALIZED    UNREALIZED     MARKET
                                           BASIS        GAINS         LOSSES       VALUE
                                          --------    ----------    ----------    --------
                                                           (IN THOUSANDS)
U.S. Treasury...........................  $  4,570      $   71       $    --      $  4,641
U.S. Agency.............................    56,999          90          (393)       56,696
State and Municipal.....................    29,085          12          (762)       28,335
U.S. Agency mortgage-backed
  securities............................   271,812       1,338        (1,033)      272,117
Other securities(1).....................    19,522          --          (713)       18,809
                                          --------      ------       -------      --------
Total...................................  $381,988      $1,511       $(2,901)     $380,598
                                          ========      ======       =======      ========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Investment securities available for sale:

                                                         AT DECEMBER 31, 2000
                                             ---------------------------------------------
                                                          GROSS        GROSS
                                               COST     UNREALIZED   UNREALIZED    MARKET
                                              BASIS       GAINS        LOSSES      VALUE
                                             --------   ----------   ----------   --------
                                                            (IN THOUSANDS)
U.S. Treasury..............................  $  4,061      $ 49       $    --     $  4,110
U.S. Agency................................    18,300        --          (193)      18,107
State and Municipal........................    29,352        12        (1,002)      28,362
U.S. Agency mortgage-backed securities.....   337,853       150        (5,336)     332,667
Other securities(1)........................    34,555         7        (1,063)      33,499
                                             --------      ----       -------     --------
Total......................................  $424,121      $218       $(7,594)    $416,745
                                             ========      ====       =======     ========

     All purchased investment securities are recorded on settlement date, which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method.

     The book value of securities pledged to secure public and trust deposits, as required by law, was $258,190,000 at December 31, 2001, and $353,286,000 at December 31, 2000. The Company realized $461,000 and $217,000 of gross investment security gains and $164,000 and $678,000 of gross investment security losses on available for sale securities in 2001 and 2000, respectively.

                           THREE RIVERS BANCORP, INC.

4.  LOANS

     The loan portfolio of the Company consisted of the following:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Commercial..................................................  $ 77,770   $ 44,569
Commercial loans secured by real estate.....................   296,665    237,830
Real estate-mortgage........................................   169,048    181,066
Consumer....................................................    22,419     25,491
                                                              --------   --------
Loans.......................................................   565,902    488,956
Less: Unearned income.......................................       (13)       (31)
                                                              --------   --------
Loans, net of unearned income...............................  $565,889   $488,925
                                                              ========   ========

     Real estate construction loans comprised 3.2% and 2.6% of total loans net of unearned income at December 31, 2001 and 2000, respectively. The Company has no direct credit exposure to foreign countries. Most of the Company's loan activity is with customers located in the southwestern Pennsylvania geographic area. As of December 31, 2001, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

5.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Balance January 1........................................  $5,393    $5,021    $6,104
Provision for loan losses................................   1,050       600       300
Allowance for loans losses from PA Capital Bank..........   1,939        --        --
Recoveries on loans previously charged-off...............      94       244       245
Loans charged-off........................................    (484)     (472)   (1,628)
                                                           ------    ------    ------
Balance December 31......................................  $7,992    $5,393    $5,021
                                                           ======    ======    ======

6.  NON-PERFORMING ASSETS

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures).

                           THREE RIVERS BANCORP, INC.

     The following table presents information concerning non-performing assets:

                                                        AT DECEMBER 31
                                        ----------------------------------------------
                                         2001      2000      1999      1998      1997
                                        ------    ------    ------    ------    ------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans.....................  $3,240    $2,324    $2,056    $2,553    $2,871
Loans past due 90 days or more........     177       201       154        37       956
Other real estate owned...............     417        70     6,866       526       681
                                        ------    ------    ------    ------    ------
Total non-performing assets...........  $3,834    $2,595    $9,076    $3,116    $4,508
Total non-performing assets as a
  percent of loans, net of unearned
  income, and other real estate
  owned...............................    0.67%     0.53%     1.87%     0.66%     0.96%
                                        ======    ======    ======    ======    ======

     As of December 31, 2001, the Company is unaware of any additional loans that are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

     For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

     The Company had loans totaling $733,000 and $588,000 being specifically identified as impaired and a corresponding allocation reserve of $425,000 and $150,000 as of December 31, 2001 and December 31, 2000, respectively. The average outstanding balance for loans being specifically identified as impaired was $752,000 for 2001 and $597,000 for 2000. All of the impaired loans are collateral dependent; therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during 2001 or 2000.

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

                                                                YEAR ENDED DECEMBER 31
                                                         ------------------------------------
                                                         2001    2000    1999    1998    1997
                                                         ----    ----    ----    ----    ----
                                                                    (IN THOUSANDS)
Interest income due in accordance with original
  terms................................................  $ 70    $47     $176    $42     $ 71
Interest income recorded...............................   (39)    (7)      (7)    (6)     (40)
                                                         ----    ---     ----    ---     ----
Net reduction in interest income.......................  $ 31    $40     $169    $36     $ 31
                                                         ====    ===     ====    ===     ====

                           THREE RIVERS BANCORP, INC.

7.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $   975    $ 1,058
Premises....................................................    4,338      4,445
Furniture and equipment.....................................   12,884     10,772
Leasehold improvements......................................    2,855      2,253
                                                              -------    -------
Total at cost...............................................   21,052     18,528
Less: Accumulated depreciation..............................   16,594     13,753
                                                              -------    -------
Net book value..............................................  $ 4,458    $ 4,775
                                                              =======    =======

     Depreciation expense was $970,000, $787,000 and $891,000 during 2001, 2000 and 1999, respectively.

     During December of 2001, the Company signed an agreement to sell the Braddock office for $10,000, which is expected to close in the third quarter of 2002. Prior to the sales agreement, the Braddock office premise and land had a book value of $123,000. Accordingly, the Company recognized a charge of $113,000 in 2001, which is included in miscellaneous expense, to write-down the book value to the fair market value (sales price). The sale consists of the premise and land only. In 2002, the Company plans to open an additional branch in a nearby location to replace this sale.

8.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                               AT DECEMBER 31
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Demand:
Non-interest bearing.................................  $114,192   $ 86,181   $ 84,643
Interest bearing.....................................    50,175     40,488     41,590
Savings..............................................    56,685     58,004     63,830
Money market.........................................   153,117     46,048     52,689
Certificates of deposit in denominations of $100,000
  or more............................................    94,735    102,402     48,906
Other time...........................................   305,349    298,867    281,037
                                                       --------   --------   --------
Total deposits.......................................  $774,253   $631,990   $572,695
                                                       ========   ========   ========

                           THREE RIVERS BANCORP, INC.

     Interest expense on deposits consisted of the following:

                                                                AT DECEMBER 31
                                                      ----------------------------------
                                                       2001          2000         1999
                                                      -------   --------------   -------
                                                                (IN THOUSANDS)
Interest bearing demand.............................  $   371      $   324       $   426
Savings.............................................    1,044        1,358         1,210
Money market........................................    2,160        1,539         1,693
Certificates of deposit in denominations of $100,000
  or more...........................................    5,156        6,290         1,320
Other time..........................................   18,026       14,531        14,633
                                                      -------      -------       -------
Total interest expense..............................  $26,757      $24,042       $19,282
                                                      =======      =======       =======

     The following table sets forth the balance of other time deposits maturing in the periods presented:

                            YEAR
                            ----                              (IN THOUSANDS)
2002........................................................     $159,784
2003........................................................      105,046
2004........................................................       19,649
2005........................................................       11,144
2006 and after..............................................        9,726
                                                                 --------
Total.......................................................     $305,349
                                                                 ========

9.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER LONG-TERM DEBT

     Advances from the Federal Home Loan Bank consist of the following:

                                           AT DECEMBER 31, 2001       AT DECEMBER 31, 2000
                                         ------------------------   ------------------------
                                           WEIGHTED                   WEIGHTED
MATURING                                 AVERAGE YIELD   BALANCE    AVERAGE YIELD   BALANCE
--------                                 -------------   --------   -------------   --------
                                              (IN THOUSANDS)             (IN THOUSANDS)
2001...................................        --        $     --       6.71%       $ 78,876
2002...................................      7.25%          6,000       7.25           6,000
2005...................................      7.06          50,000       7.06          50,000
2006 and after.........................      6.01         100,000       6.01         100,000
                                             ----        --------       ----        --------
Total advances from FHLB...............      6.39%       $156,000       6.50%       $234,876
                                             ====        ========       ====        ========

     The $150 million of advances maturing in 2005 and after are subject to prepayment penalties and call provisions set forth by the FHLB. The following table summarizes the call provisions for the components of the advances maturing after 2005:

ADVANCE   WILL REPRICE IF:
 AMOUNT        INDEX             SPREAD        EXCEEDS
--------  ----------------  -----------------  -------
$ 50,000  3 Month Libor     + 8 basis points    7.50%
  50,000  3 Month Libor     +12 basis points    6.03%
  50,000  3 Month Libor     + 9 basis points    7.50%
--------
$150,000
========

                           THREE RIVERS BANCORP, INC.

     All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate book value equal to the amount of the advances, have been pledged as collateral to the Federal Home Loan Bank of Pittsburgh.

     The Company's long-term debt of $512,000 at December 31, 2001 is scheduled to mature for the years subsequent to December 31, 2001 as follows: $108,000 in 2002; $118,000 in 2003; $129,000 in 2004; $142,000 in 2005; and $15,000 in 2006.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. The estimated fair values and carrying values at December 31, 2001 and 2000, were as follows:

                                                           2001                      2000
                                                  ----------------------    ----------------------
                                                  ESTIMATED     CARRYING    ESTIMATED     CARRYING
                                                  FAIR VALUE     VALUE      FAIR VALUE     VALUE
                                                  ----------    --------    ----------    --------
                                                                   (IN THOUSANDS)
Cash and cash equivalents.......................   $ 46,109     $ 46,109     $ 15,471     $ 15,471
Investment securities...........................   $380,598     $380,598     $416,745     $416,745
Net loans.......................................   $566,888     $565,889     $490,063     $488,925
Deposits with no stated maturities..............   $374,169     $374,169     $230,721     $230,721
Deposits with stated maturities.................   $407,484     $400,084     $407,821     $401,269
Short-term borrowings...........................   $     --     $     --     $ 49,166     $ 49,166
All other borrowings............................   $165,028     $156,512     $198,303     $195,509

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

                           THREE RIVERS BANCORP, INC.

11.  INCOME TAXES

     The provision for federal income taxes is summarized below:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Current..................................................  $1,013    $1,209    $3,401
Deferred.................................................     845      (273)      689
                                                           ------    ------    ------
Income tax provision.....................................  $1,858    $  936    $4,090
                                                           ======    ======    ======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                YEAR ENDED DECEMBER 31
                                -------------------------------------------------------
                                     2001               2000                 1999
                                --------------    -----------------    ----------------
                                AMOUNT    RATE    AMOUNT      RATE     AMOUNT     RATE
                                ------    ----    -------    ------    -------    -----
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax expense based on federal
  statutory rate..............  $3,069    34.0%   $ 2,013      34.0%   $ 4,921     35.0%
Tax exempt income.............    (813)   (9.0)    (1,006)    (17.0)    (1,209)    (8.6)
Other.........................    (398)   (4.4)       (71)     (1.2)       378      2.7
                                ------    ----    -------    ------    -------    -----
Total provision for income
  taxes.......................  $1,858    20.6%   $   936      15.8%   $ 4,090     29.1%
                                ======    ====    =======    ======    =======    =====

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                              2001      2000     1999
                                                              -----    ------    -----
                                                                   (IN THOUSANDS)
Provision for possible loan losses..........................  $225     $ (69)    $353
Amortization of core deposit intangible and other purchase
  accounting adjustments....................................   186        --       --
Additional tax basis depreciation...........................   103        --       --
Accretion of discounts on securities, net...................   (47)     (119)     276
Investment write-downs......................................    --        --       --
Deferred loan fees..........................................   (51)      (51)      52
Other, net..................................................   429       (34)       8
                                                              ----     -----     ----
          Total.............................................  $845     $(273)    $689
                                                              ====     =====     ====

                           THREE RIVERS BANCORP, INC.

     At December 31, 2001 and 2000, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                                AT DECEMBER 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred Assets:
  Provision for loan losses.................................  $ 2,510    $ 1,834
  Investment security write-downs due to SFAS #115..........      473      2,508
  Accumulated Depreciation..................................      244         59
  Deferred loan fees........................................      131        152
  Other.....................................................      534        210
                                                              -------    -------
          Total assets......................................    3,892      4,763
Deferred Liabilities:
  Accretion of discount.....................................   (1,565)    (1,519)
  PA Capital Bank purchase accounting adjustment............   (1,718)        --
  Other.....................................................     (290)      (467)
                                                              -------    -------
          Total liabilities.................................   (3,573)    (1,986)
                                                              -------    -------
  Net deferred asset........................................  $   319    $ 2,777
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

     Pension Benefits:

                                                               AT DECEMBER 31
                                                              -----------------
                                                               2001      2000
                                                              ------    -------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $6,002    $ 6,393
Service cost................................................     440        447
Interest cost...............................................     450        467
Liabilities transferred from Ameriserv Financial, Inc. .....      --       (298)
Deferred asset gain (loss)..................................     557        320
Benefits paid...............................................    (930)    (1,284)
Expenses paid...............................................     (68)       (43)
                                                              ------    -------
Benefit obligation at end of year...........................  $6,451    $ 6,002
                                                              ======    =======

                           THREE RIVERS BANCORP, INC.

                                                                AT DECEMBER 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $ 5,101    $ 5,894
Assets transferred to Ameriserv Financial, Inc..............       --       (298)
Actual return on plan assets................................      328        (33)
Employer contributions......................................      667        865
Benefits paid...............................................     (930)    (1,284)
Expenses paid...............................................      (68)       (43)
                                                              -------    -------
Fair value of plan assets at end of year....................  $ 5,098    $ 5,101
                                                              =======    =======
Funded status of the plan overfunded (underfunded)..........  $(1,353)   $  (901)
Unrecognized transition obligation..........................        1          4
Unrecognized prior service cost.............................      379        435
Unrecognized actuarial (gain) loss..........................    1,802      1,215
                                                              -------    -------
Net prepaid (accrued) benefit cost..........................  $   829    $   753
                                                              =======    =======

     The following table represents the components of the net periodic benefit cost and the weighted-average assumptions used for the years ended December 31, 2001, 2000 and 1999:

                                                               FOR THE YEAR ENDED
                                                                   DECEMBER 31
                                                             -----------------------
                                                             2001     2000     1999
                                                             -----    -----    -----
                                                              (IN THOUSANDS, EXCEPT
                                                                  PERCENTAGES)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost...............................................  $ 440    $ 447    $ 658
Interest cost..............................................    450      467      448
Expected return on plan assets.............................   (420)    (493)    (480)
Amortization of prior year service cost....................     56       56       57
Amortization of transition asset...........................      3        3        3
Recognized net actuarial losses............................     61       --        2
                                                             -----    -----    -----
Net periodic benefit cost..................................  $ 590    $ 480    $ 688
                                                             =====    =====    =====
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate..............................................   7.00%    7.25%    7.50%
Expected return on plan assets.............................   8.00     8.00     8.00
Rate of compensation increase..............................   3.00     3.50     3.50
                                                             =====    =====    =====

     Three Rivers Bank also has a trusteed 401(k) plan with contributions made by Three Rivers Bank matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of Three Rivers Bank who work over 1,000 hours per year are eligible to participate in the plan on January 1 following six months of service. Three Rivers Bank's contribution to this 401(k) plan was $148,000 in 2001 and $144,000 in 2000.

     As of December 31, 2001, the Company's defined benefit pension plan included 68,350 shares of the Company's common stock with a market value of $854,375 while the 401(k) plan included 71,888 shares with

                           THREE RIVERS BANCORP, INC.

a market value of $898,600. During 2001, the Company's defined benefit pension plan and 401(k) plan received dividends relating to the Company's common stock of $32,808 and $27,610, respectively.

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement benefits.

13.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2001, is as follows:

YEAR FUTURE MINIMUM LEASE PAYMENTS                            (IN THOUSANDS)
----------------------------------                            --------------
2002........................................................      $1,277
2003........................................................       1,090
2004........................................................         881
2005........................................................         840
2006 and thereafter (in total)..............................       2,583
                                                                  ------
Total.......................................................      $6,671
                                                                  ======

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $666,000, $513,000 and $474,000, in 2001, 2000, and 1999, respectively.

14.  RELATED PARTY TRANSACTION

     During 2001, 2000 and 1999 Ameriserv Financial, Inc., performed certain accounting, data processing, audit and loan review services for the Company. In 1999 the cost for these services were allocated based on the Bank's asset size as prescribed by Ameriserv Financial, Inc.'s inter-entity billing policy. As a result of the April 1, 2000 spin-off, an agreement was negotiated with Ameriserv Financial, Inc. to continue to perform some of these services. The 2001, 2000 and 1999 expense for the services provided is considered equivalent to the market value of these services had they been obtained from an unaffiliated party. For the years ended December 31, 2001, 2000 and 1999, the expense for these services totaled $610,000, $1.5 million and $2.0 million, respectively.

     In the ordinary course of business, the subsidiary bank has transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $947,000 and $628,000 at December 31, 2001 and 2000, respectively. An analysis of these related party loans follows:

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                              --------------
                                                              2001     2000
                                                              -----    -----
                                                              (IN THOUSANDS)
Balance January 1...........................................  $ 628    $ 588
New loans...................................................    714      328
Payments....................................................   (395)    (288)
                                                              -----    -----
Balance December 31.........................................  $ 947    $ 628
                                                              =====    =====

                           THREE RIVERS BANCORP, INC.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiary uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $122,959,000 and standby letters of credit of $6,515,000 as of December 31, 2001.

     Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position.

16.  STOCK COMPENSATION PLANS

     Upon the spin-off of Three Rivers Bank and the simultaneous creation of the Company, the Company's Board of Directors adopted an Incentive Stock Option Plan authorizing the grant of options covering 600,000 shares of common stock. Although the Company plan began April 1, 2000, options to purchase Ameriserv Financial, Inc. common stock, which had been previously granted to the Company's management, were converted to options to purchase the Company's common stock. Under the Plan, options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB Opinion #25, "Accounting for Stock Issued to Employees." The option price at which a stock option may be exercised shall be not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised. Had compensation cost for these plans been determined consistent with SFAS

                           THREE RIVERS BANCORP, INC.

#123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have changed to the following pro forma amounts:

                                                               AT DECEMBER 31
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                               (IN THOUSANDS,
                                                                 EXCEPT PER
                                                                SHARE DATA)
Net income:
  As reported...............................................  $7,169    $4,718
  Pro forma.................................................   7,110     4,689
Basic earnings per share:
  As reported...............................................    0.94      0.71
  Pro forma.................................................    0.93      0.70
Diluted earnings per share:
  As reported...............................................    0.94      0.71
  Pro forma.................................................    0.93      0.70
                                                              ======    ======

     Because SFAS #123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Company's Stock Option Plan at December 31, 2001 and December 31, 2000 and changes during the year are presented in the table and narrative following:

                                                         YEAR ENDED DECEMBER 31
                                               ------------------------------------------
                                                      2001                   2000
                                               -------------------    -------------------
                                                          WEIGHTED               WEIGHTED
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                               SHARES      PRICE      SHARES      PRICE
                                               -------    --------    -------    --------
Outstanding at beginning of year.............  297,851     $11.52          --     $   --
Ameriserv Financial, Inc. options converted
  to Three Rivers Bancorp, Inc. options,
  April 1, 2000..............................       --         --     253,341      12.13
Granted......................................   58,500      10.82      76,200       8.82
Exercised....................................  (11,017)      8.20     (10,842)      7.83
Forfeited....................................  (27,458)     14.67     (20,848)     11.05
                                               -------                -------
Outstanding at end of year...................  317,876      11.23     297,851      11.52
Exercisable at end of year...................  203,526      11.90     209,701      12.21
Weighted average fair value of options
  granted since 1-1-95.......................              $ 2.44                 $ 2.00
                                                           ======                 ======

     A total of 203,526 of the 317,876 options outstanding at December 31, 2001 are exercisable and have exercise prices between $7.63 and $28.43, with a weighted average exercise price of $11.90 and a weighted average remaining contractual life of 4.3 years. The remaining 114,350 options have exercise prices between $8.25 and $18.87, with a weighted average exercise price of $10.04 and a weighted average remaining contractual life of 9.2 years. During 2001, one option grant totaling 58,500 shares was issued with an exercise price of $10.82. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001: risk-free interest rates of 4.39%; expected dividend yield of 4.48%; expected lives of seven years; expected volatility of 30.6%.

                           THREE RIVERS BANCORP, INC.

17.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). The Company recorded $6.0 million of goodwill and $4.8 million of core deposit intangibles, in conjunction with the PA Capital Bank acquisition discussed in Note #23, on its balance sheet. The remaining core deposit intangibles relate to branch acquisitions occurring in 1998 and 1999.

     The Company is amortizing core deposit intangibles over periods ranging from five to eleven years, using the straight-line method of amortization. The amortization expense of these intangible assets reduced 2001 diluted earnings per share by $0.05. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets:

YEAR EXPENSE
------------                                                  (IN THOUSANDS)
2002........................................................      $  824
2003........................................................         824
2004........................................................         824
2005........................................................         824
2006 and after..............................................       3,356
                                                                  ------
Total.......................................................      $6,652
                                                                  ======

18.  INTEREST RATE CONTRACTS

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

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal banking activities. These interest rate contracts function as hedges against specific assets or liabilities in the Consolidated Balance Sheet. The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $300 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at any time during the years ended December 31, 2001, or December 31, 2000.

     As of December 31, 2001, the Company had no derivative transactions outstandings. However, during 2001, the Company had one derivative transaction outstanding in the form of an interest rate swap agreement.

                           THREE RIVERS BANCORP, INC.

Prior to July 25, 2001, this swap agreement effectively hedged a $40 million FHLB Repo advance. Accordingly, there was no effect on the income statement for the change in the fair value of the hedge and the related Repo advance. However, on July 25, 2001, the FHLB Repo advance, which served as the underlying debt obligation of the swap agreement, matured and, as a result of having additional liquidity resulting from the PA Capital Bank acquisition, was not replaced with an additional FHLB Repo advance. Therefore, effective July 25, 2001, hedge accounting was terminated. As a result of the debt payoff, the Company recognized a charge to earnings of $277,000 in the third quarter of 2001, which was recorded as a charge to other non-interest expense. Changes in the fair value of the swap, which matured October 25, 2001, are reflected in earnings. The changes in the fair value of the swap from July 25, 2001 thru October 25, 2001 approximated the changes in the net cash due on the swap during this same period.

19.  SEGMENT RESULTS

     The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company's major business units include community banking, mortgage banking, trust/financial services, and investment/funding center. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon activity and volume based rules of those services provided. Capital has been allocated among the businesses on a risk-adjusted basis. The business lines are match-funded and interest rate risk is centrally managed and accounted for within the investment/funding center business segment. The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity. The contribution of the major business segments to the consolidated results for the past two years is summarized in the following table.

                                                          YEAR ENDED DECEMBER 31
                                  -----------------------------------------------------------------------
                                                        INVESTMENTS/
                                  COMMUNITY BANKING    FUNDING CENTER     ALL OTHER           TOTAL
                                  -----------------   ----------------   ------------   -----------------
                                   2001      2000      2001      2000    2001   2000     2001      2000
                                  -------   -------   -------   ------   ----   -----   -------   -------
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Net interest income.............  $27,739   $22,155   $(2,366)  $3,349   $(88)  $ (14)  $25,285   $25,490
Non-interest income.............    4,366     4,227       360     (389)   360     424     5,086     4,262
Non-interest expense............  (20,456)  (22,109)     (858)  (1,099)   (30)   (623)  (21,344)  (23,831)
                                  -------   -------   -------   ------   ----   -----   -------   -------
Income before income taxes......   11,649     4,273    (2,864)   1,861    242    (213)    9,027     5,921
Income taxes....................    2,402       397      (590)     580     46     (41)    1,858       936
                                  -------   -------   -------   ------   ----   -----   -------   -------
Income from continuing
  operations....................  $ 9,247   $ 3,876   $(2,274)  $1,281   $196   $(172)  $ 7,169   $ 4,985
                                  =======   =======   =======   ======   ====   =====   =======   =======

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

                           THREE RIVERS BANCORP, INC.

capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2001, the Company met all capital adequacy requirements to which it was subject. As of December 31, 2001 and 2000, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                         AS OF DECEMBER 31, 2001
                                       -----------------------------------------------------------
                                                                                    TO BE WELL
                                                              FOR CAPITAL       CAPITALIZED UNDER
                                                               ADEQUACY         PROMPT CORRECTIVE
                                            ACTUAL             PURPOSES         ACTION PROVISIONS
                                       ----------------    -----------------    ------------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                       -------    -----    --------    -----    --------    ------
                                                      (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted
  Assets) Consolidated...............  $78,066    13.09%   $47,716     8.00%    $59,645     10.00%
  Three Rivers Bank..................   73,103    12.26     47,709     8.00      59,637     10.00
Tier 1 Capital (to Risk Weighted
  Assets) Consolidated...............   70,610    11.84     23,858     4.00      35,787      6.00
  Three Rivers Bank..................   65,648    11.01     23,855     4.00      35,782      6.00
Tier 1 Capital (to Average Assets)
  Consolidated.......................   70,610     6.84     41,810     4.00      52,263      5.00
  Three Rivers Bank..................   65,648     6.36     41,807     4.00      52,259      5.00

                                                          AS OF DECEMBER 31, 2000
                                         ---------------------------------------------------------
                                                                                    TO BE WELL
                                                              FOR CAPITAL       CAPITALIZED UNDER
                                                                ADEQUACY        PROMPT CORRECTIVE
                                              ACTUAL            PURPOSES        ACTION PROVISIONS
                                         ----------------   ----------------    ------------------
                                         AMOUNT     RATIO   AMOUNT     RATIO     AMOUNT     RATIO
                                         -------    -----   -------    -----    --------    ------
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted Assets)
  Consolidated.........................  $66,320    12.85%  $41,283    8.00%    $51,603     10.00%
  Three Rivers Bank....................   62,149    12.08    41,175    8.00      51,469     10.00
Tier 1 Capital (to Risk Weighted
  Assets) Consolidated.................   60,927    11.81    20,641    4.00      30,962      6.00
  Three Rivers Bank....................   56,756    11.03    20,588    4.00      30,881      6.00
Tier 1 Capital (to Average Assets)
  Consolidated.........................   60,927     6.32    38,531    4.00      48,164      5.00
  Three Rivers Bank....................   56,756     5.66    40,130    4.00      50,162      5.00

                           THREE RIVERS BANCORP, INC.

21.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. For 1999, per share data for earnings is based on an assumed distribution of one share of the Company's common stock for every two shares of Ameriserv Financial, Inc. common stock outstanding.

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Income from continuing operations...........................  $7,169    $4,985    $9,970
Net (loss) income from discontinued mortgage banking
  operation.................................................      --      (267)      (30)
                                                              ------    ------    ------
Net Income..................................................  $7,169    $4,718    $9,940
                                                              ======    ======    ======
DENOMINATOR
Denominator for basic earnings per share-weighted-average
  shares outstanding........................................   7,605     6,673     6,670
Effect of dilutive securities: Dilutive potential shares
  from stock-based compensation.............................      17        --        56
                                                              ------    ------    ------
Denominator for diluted earnings per share-adjusted
  weighted-average shares outstanding and assumed
  conversions...............................................   7,622     6,673     6,726
                                                              ======    ======    ======
Basic earnings per share:
  Income from continuing operations.........................  $ 0.94    $ 0.75    $ 1.49
  Net (loss) income from discontinued Mortgage banking
     operation..............................................      --     (0.04)       --
                                                              ------    ------    ------
  Net income................................................  $ 0.94    $ 0.71    $ 1.49
                                                              ======    ======    ======
Diluted earnings per share:
  Income from continuing operations.........................  $ 0.94    $ 0.75    $ 1.48
  Net (loss) income from discontinued Mortgage banking
     operation..............................................      --     (0.04)       --
                                                              ------    ------    ------
  Net income................................................  $ 0.94    $ 0.71    $ 1.48
                                                              ======    ======    ======

22.  COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                        2001       2000        1999
                                                       -------    -------    --------
                                                               (IN THOUSANDS)
COMPREHENSIVE INCOME
Net income...........................................  $ 7,169    $ 4,718    $  9,940
Other comprehensive income, before tax:
  Unrealized holding gains (losses) arising during
     period..........................................    5,465     18,811     (25,486)
  Less: reclassification adjustment for gains
     (losses) included in net income.................      297       (461)        273
                                                       -------    -------    --------
Other comprehensive income (loss), before tax........    5,762     19,272     (25,759)
Income tax expense (credit) related to items of other
  comprehensive income...............................    2,017      6,745      (7,493)
                                                       -------    -------    --------
Other comprehensive income (loss), net of tax........    3,745     12,527     (18,266)
                                                       -------    -------    --------
Comprehensive income (loss)..........................  $10,914    $17,245    $ (8,326)
                                                       =======    =======    ========

                           THREE RIVERS BANCORP, INC.

23.  ACQUISITION

     Pursuant to the definitive agreement signed by the Company and The Pennsylvania Capital Bank ("PA Capital Bank) on February 1, 2001, the Company completed its acquisition of PA Capital Bank on July 1, 2001. On that date, the Company acquired all the stock of PA Capital Bank and merged PA Capital Bank into Three Rivers Bank.

     The acquisition was accounted for under the purchase method of accounting. The transaction pricing was calculated using an underlying exchange ratio of
4.61. The price of the Company's stock at February 1, 2001, the determination date, was $9.00, which created a value of $41.50 a share for PA Capital Bank's stock. Each PA Capital Bank shareholder received 90% of the deal price in the Company's stock and 10% in cash.

     The total merger consideration given for PA Capital Bank's net assets totaled $20.0 million. This consisted of the issuance of 1,837,677 shares of the Company's stock and $3.4 million in cash. The cash component was comprised of a $1.8 million payment to PA Capital Bank shareholders and a $1.6 million payment to cash out existing PA Capital Bank stock option holders.

     At the acquisition date, the fair value of PA Capital Bank's net assets totaled approximately $16 million, which included cash of $43.4 million, loans receivable with a fair value of $83.7 million, investment securities and other assets of $12.7, deposits with a fair value of $123.5 million and other liabilities of $279,000. As a result of the transaction, $4.8 million of core deposit intangible ($3.1 million net of taxes) was recorded and will be amortized over 11 years. Additionally, the fair value adjustments required by purchase accounting rules consisted of $582,000 (378,000 net of taxes) and will be amortized over eight years. Goodwill arising from the transaction totaled $6.0 million, which will be accounted for in accordance with Statement #142 as discussed in Note #1.

     Pro forma combined historical results of operations for the current year up to the most recent statement of financial condition date as though the Company and PA Capital Bank had been combined at the beginning of the year are presented below. These unaudited condensed pro forma combined statements of operations are presented as if the acquisition had been effective on January 1, 2001 and 2000, respectively.

     The unaudited condensed pro forma combined statements of operations include the estimated effect of pro forma adjustments that would have been realized had the acquisition actually occurred at the beginning of the respective periods.

                                                             PRO FORMA COMBINED FOR
                                                            THE TWELVE MONTHS ENDED:
                                                     --------------------------------------
                                                     DECEMBER 31, 2001    DECEMBER 31, 2000
                                                     -----------------    -----------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Interest income....................................     $   72,096           $   81,241
Interest Expense...................................         43,464               50,235
                                                        ----------           ----------
Net interest income before provision for loan
  losses...........................................         28,632               31,006
Provision for loan losses..........................          1,145                1,040
                                                        ----------           ----------
Net interest income after provision for loan
  losses...........................................         27,487               29,966
Non-interest income................................          5,410                5,059
Non-interest expense...............................         22,318               25,936
                                                        ----------           ----------
Income before income taxes.........................         10,579                9,089
Provision for income taxes.........................          2,222                1,954
                                                        ----------           ----------
Income from continuing operations..................          8,357                7,135
Loss from discontinued mortgage banking operations,
  net of income taxes..............................             --                  267
                                                        ----------           ----------
Net income.........................................     $    8,357           $    6,868
                                                        ==========           ==========

                           THREE RIVERS BANCORP, INC.

                                                             PRO FORMA COMBINED FOR
                                                            THE TWELVE MONTHS ENDED:
                                                     --------------------------------------
                                                     DECEMBER 31, 2001    DECEMBER 31, 2000
                                                     -----------------    -----------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
PER COMMON SHARE DATA
  Basic:
     Income from continuing operations.............     $     0.98           $     0.84
     Net income....................................           0.98                 0.81
     Average shares outstanding....................      8,515,870            8,510,668
  Diluted:
     Income from continuing operations.............     $     0.98           $     0.84
     Net income....................................           0.98                 0.81
     Average shares outstanding....................      8,538,522            8,510,843

24.  PARENT COMPANY FINANCIAL INFORMATION

     The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Parent Company operations. As a result of the Company being newly formed on April 1, 2000 as a result of Three Rivers Bank being spun-off from Ameriserv Financial, Inc., no prior periods exist for comparative purposes:

                                 BALANCE SHEET

                                                         AT DECEMBER 31    AT DECEMBER 31
                                                              2001              2000
                                                         --------------    --------------
                                                         (IN THOUSANDS)    (IN THOUSANDS)
ASSETS
Cash and cash equivalents..............................     $ 6,486           $ 1,302
Equity investment in banking subsidiary................      77,420            54,552
Other assets...........................................          82             3,640
                                                            -------           -------
TOTAL ASSETS...........................................     $83,988           $59,494
                                                            =======           =======
LIABILITIES
Other liabilities......................................       1,606               770
                                                            -------           -------
TOTAL LIABILITIES......................................       1,606               770
                                                            -------           -------
STOCKHOLDERS' EQUITY
Total stockholders' equity.............................      82,382            58,724
                                                            -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............     $83,988           $59,494
                                                            =======           =======

                           THREE RIVERS BANCORP, INC.

                              STATEMENT OF INCOME

                                                                YEAR ENDED       YEAR ENDED
                                                               DECEMBER 31      DECEMBER 31
                                                                   2001             2000
                                                              --------------   --------------
                                                              (IN THOUSANDS)   (IN THOUSANDS)
INCOME
Dividends from subsidiary...................................     $ 8,050          $ 6,599
                                                                 -------          -------
TOTAL INCOME................................................       8,050            6,599
                                                                 -------          -------
EXPENSE
Other expense...............................................         377              152
                                                                 -------          -------
TOTAL EXPENSE...............................................         377              152
                                                                 -------          -------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARY......................................       7,673            6,447
Income tax benefit..........................................          87               43
Equity in undistributed income of subsidiary................        (591)          (1,505)
                                                                 -------          -------
INCOME FROM CONTINUING OPERATIONS...........................       7,169            4,985
Net loss from discontinued mortgage banking operation, Net
  of income tax.............................................          --             (267)
                                                                 -------          -------
NET INCOME..................................................     $ 7,169          $ 4,718
                                                                 =======          =======
STATEMENT OF CASH FLOWS OPERATING ACTIVITIES
Net income..................................................     $ 7,169          $ 4,718
Loss from discontinued mortgage banking operations, net of
  income taxes..............................................          --              267
                                                                 -------          -------
Income from continuing operations...........................       7,169            4,985
Adjustment to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed income of subsidiary................         591            1,505
Other, net..................................................         572           (3,671)
                                                                 -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       8,332            2,819
                                                                 -------          -------
INVESTING AND FINANCING ACTIVITIES
Common stock cash dividends paid............................      (3,424)          (1,602)
Cash payment for PA Capital Bank common shares outstanding
  and stock option cash out.................................      (3,414)              --
Receipt of prior year upstream dividend from subsidiary
  bank......................................................       3,600               --
Proceeds from common stock options exercised................          90               85
                                                                 -------          -------
NET CASH USED BY INVESTING AND FINANCING ACTIVITIES.........      (3,148)          (1,517)
                                                                 -------          -------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS.................       5,184            1,302
CASH EQUIVALENTS AT JANUARY 1...............................       1,302               --
                                                                 -------          -------
CASH EQUIVALENTS AT DECEMBER 31.............................     $ 6,486          $ 1,302
                                                                 =======          =======

     The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee. At December 31, 2001 and 2000, the subsidiary bank was permitted to upstream an additional $918,000 and $2.4 million, respectively, in cash dividends to the Parent Company. The subsidiary bank also had a combined

                           THREE RIVERS BANCORP, INC.

$76.3 million and $60.9 million of restricted surplus and retained earnings at December 31, 2001 and December 31, 2000, respectively.

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company for the periods ending:

                                                   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                   -------   --------   -------   --------
                                                               (IN THOUSANDS)
2001 QUARTER END
  Interest income................................  $16,621   $17,712    $16,171   $16,491
  Non-interest income............................    1,442     1,362      1,190     1,092
                                                   -------   -------    -------   -------
  Total operating income.........................   18,063    19,074     17,361    17,583
  Interest expense...............................    9,224    10,614     10,308    10,514
  Provision for loan losses......................      300       300        300       150
  Non-interest expense...........................    5,546     5,644      5,106     5,048
                                                   -------   -------    -------   -------
  Income before income taxes.....................    2,993     2,516      1,647     1,871
  Provision for income taxes.....................      719       579        221       339
                                                   -------   -------    -------   -------
  Net income.....................................  $ 2,274   $ 1,937    $ 1,426   $ 1,532
                                                   =======   =======    =======   =======
  Per Common Share Data:
     Basic:
       Net Income................................  $  0.27   $  0.23    $  0.21   $  0.23
     Diluted:
       Net Income................................  $  0.27   $  0.23    $  0.21   $  0.23

                                                   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                   -------   --------   -------   --------
                                                               (IN THOUSANDS)
2000 QUARTER END
  Interest income................................  $17,381   $17,549    $17,385   $18,100
  Non-interest income............................    1,248     1,211      1,180       623
                                                   -------   -------    -------   -------
     Total operating income......................   18,629    18,760     18,565    18,723
  Interest expense...............................   11,405    11,220     10,689    11,011
  Provision for loan losses......................      150       150        150       150
  Non-interest expense...........................    5,074     6,203      5,965     6,589
                                                   -------   -------    -------   -------
  Income before income taxes.....................    2,000     1,187      1,761       973
  Provision for income taxes.....................      570       342        501      (477)
                                                   -------   -------    -------   -------
  Income from continuing operations..............  $ 1,430   $   845    $ 1,260   $ 1,450
  (Loss) income from discontinued Mortgage
     Banking Operations, net of income taxes.....       --        --         --      (267)
                                                   -------   -------    -------   -------
  Net Income.....................................  $ 1,430   $   845    $ 1,260   $ 1,183
                                                   =======   =======    =======   =======
  Per Common Share Data:
     Basic:
       Income from continuing operations.........  $  0.21   $  0.13    $  0.19   $  0.22
          Net Income.............................     0.21      0.13       0.19      0.18
     Diluted:
       Income from continuing operations.........  $  0.21   $  0.13    $  0.19   $  0.22
          Net Income.............................     0.21      0.13       0.19      0.18

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

                                                                January 17, 2002

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

/s/ TERRY K. DUNKLE                                         /s/ ANTHONY M.V. ERAMO
-----------------------------------------------------       -----------------------------------------------------
Terry K. Dunkle                                             Anthony M.V. Eramo
Chairman, President & CEO                                   Senior Vice President & Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Three Rivers Bancorp, Inc.

     We have audited the accompanying consolidated balance sheets of Three Rivers Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Three Rivers Bancorp, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST AND YOUNG LLP
                                          --------------------------------------

Pittsburgh, Pennsylvania
January 17, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Three Rivers Bancorp, Inc.:

     We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows of Three Rivers Bancorp, Inc. (a Pennsylvania corporation) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Three Rivers Bancorp, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------

Pittsburgh, Pennsylvania,
January 21, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported on Form 8-K filed on May 24, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Relating to the principal occupations of directors of the Company, their ages, directorships in other companies and respective terms of office is set forth under the heading "Election of Directors" and "Continuing Directors" in the Proxy Statement and is incorporated herein by reference. Information relating to executive officers of the Company is set forth under the heading "Executive Officers" in Part I, Item I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to compensation of directors and executive officers is set forth under the heading "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the beneficial ownership of the Company's common stock by all directors, each executive officer named in the "Summary Compensation Table" of the Proxy Statement and all executive officers and directors as a group is set forth under the heading "Ownership of Securities by Directors, Nominees and Officers" of the Proxy Statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to transactions and relationships with certain directors and executive officers of the Company is set forth under the heading "Transactions with Directors and Officers" of the Proxy Statement and is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are set forth in Part II -- Item 8. Page references are to Part II -- Item 8.

CONSOLIDATED FINANCIAL STATEMENTS:

THREE RIVERS BANCORP, Inc. and Subsidiary
  Consolidated Balance Sheets, 31
  Consolidated Statements of Income, 32
  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, 33
  Consolidated Statements of Cash Flows, 34
  Notes to Consolidated Financial Statements, 35
  Statement of Management Responsibility, 59
  Reports of Independent Auditors, 60 & 61

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

REPORTS ON FORM 8-K:

     There were no reports on Form 8-K for the quarter ended December 31, 2001.

EXHIBITS:

     The exhibits listed below are filed herewith or incorporated by reference to other filings.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  2.1      Corporate Separation and Reorganization Agreement dated
           March 31, 2000 among Ameriserv Financial, Inc., Three Rivers
           Bank and Trust Company and Three Rivers Bancorp, Inc.
           (incorporated by reference to Exhibit 10.1 to the
           Registration Statement on Form 10 of Three Rivers Bancorp,
           Inc. (File No. 000-29083)).
  2.2      Agreement and Plan of Reorganization dated as of January 31,
           2001 by and among The Pennsylvania Capital Bank, Three
           Rivers Bancorp, Inc. and the Three Rivers Bank and Trust
           Company (incorporated by reference to Exhibit 2.1 to the
           Form 8-K filed on February 1, 2001).
  3.1      Amended and Restated Articles of Incorporation of Three
           Rivers Bancorp, Inc. (incorporated by reference to Exhibit
           3.1 to the Registration Statement on Form 10 of Three Rivers
           Bancorp, Inc. (File No. 000-29083)).
  3.2      By-laws of Three Rivers Bancorp, Inc. (incorporated by
           reference to Exhibit 3.2 to the Registration Statement on
           Form 10 of Three Rivers Bancorp, Inc. (File No. 000-29083)).
 10.1      Tax Separation Agreement dated as of April 1, 2000 between
           Ameriserv Financial, Inc. and Three Rivers Bancorp, Inc.
           (incorporated by reference to Exhibit 10.1 of the Annual
           Report on Form 10-K for the year ended December 31, 2000).
 10.2      Services Agreement dated June 1, 2000 among Ameriserv
           Financial, Inc., United States Bank in Johnstown, Three
           Rivers Bank and Trust Company and Three Rivers Bancorp, Inc.
           (incorporated by reference to Exhibit 10.5 of the Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000).
 10.3      Three Rivers Bancorp, Inc. Long-Term Incentive Plan
           (incorporated by reference to Exhibit 99.1 to the
           Registration Statement on Form S-8 of Three Rivers Bancorp,
           Inc. (File No. 333-39160)).
 10.4      Three Rivers Bancorp, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Three Rivers Bancorp, Inc. (File No.
           333-39166)).
 10.5      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and Terry K. Dunkle
           (incorporated by reference to Exhibit 10.6 of the Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000).
 10.6      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and W. Harrison Vail
           (incorporated by reference to Exhibit 10.7 of the Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000).
 10.7      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and Vincent Locher
           (incorporated by reference to Exhibit 10.8 of the Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000).
 10.8      Change in Control Agreement dated as of April 1, 2000
           between Three Rivers Bancorp, Inc. and Anthony M. V. Eramo
           (incorporated by reference to Exhibit 10.8 of the Annual
           Report on Form 10-K for the year ended December 31, 2000).
 11.1      Statement Regarding Computation of Per Share Earnings (filed herewith).
 16.1      Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Form 8-K filed by Three
           Rivers Bancorp, Inc. on May 24, 2000).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 21.1      Subsidiary of Three Rivers Bancorp, Inc. (filed herewith).
 22.1      Proxy Statement for Annual Shareholders Meeting to be held on April 25, 2002 (incorporated by reference to Schedule 14A
           Definitive Proxy Statement of Three Rivers Bancorp, Inc.
           filed with the Securities and Exchange Commission on March
           15, 2002).
 23.1      Consent of Arthur Andersen LLP (filed herewith).
 23.2      Consent of Ernst & Young LLP (filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THREE RIVERS BANCORP, Inc.
                                          (Registrant)

                                          By:      /s/ TERRY K. DUNKLE
                                            ------------------------------------
                                            Terry K. Dunkle
                                            Chairman, President
                                            and Chief Executive Officer
Date: March 18, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2002:


                 /s/ TERRY K. DUNKLE                   Chairman, President and Chief Executive
-----------------------------------------------------  Officer; Director
                   Terry K. Dunkle

               /s/ ANTHONY M.V. ERAMO                  Senior Vice President and Chief Financial
-----------------------------------------------------  Officer
                 Anthony M.V. Eramo

                 /s/ JEROME M. ADAMS                   Director
-----------------------------------------------------
                   Jerome M. Adams

                 /s/ J. THOMAS ALLEN                   Director
-----------------------------------------------------
                   J. Thomas Allen

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

               /s/ J. TERRENCE FARRELL                 Director
-----------------------------------------------------
                 J. Terrence Farrell

               /s/ MARYLOUISE FENNELL                  Director
-----------------------------------------------------
                 Marylouise Fennell

                 /s/ JAMES R. FERRY                    Director
-----------------------------------------------------
                   James R. Ferry

                  /s/ STEVEN J. GUY                    Director
-----------------------------------------------------
                    Steven J. Guy

            /s/ I.N. RENDALL HARPER, JR.               Director
-----------------------------------------------------
              I.N. Rendall Harper, Jr.

                 /s/ GERALD B. HINDY                   Director
-----------------------------------------------------
                   Gerald B. Hindy

                /s/ RICHARD W. KAPPEL                  Director
-----------------------------------------------------
                  Richard W. Kappel

               /s/ STEPHEN I. RICHMAN                  Director
-----------------------------------------------------
                 Stephen I. Richman

                /s/ EDWARD W. SEIFERT                  Director
-----------------------------------------------------
                  Edward W. Seifert

                /s/ W. HARRISON VAIL                   Director
-----------------------------------------------------
                  W. Harrison Vail

                /s/ CHARLES A. WARDEN                  Director
-----------------------------------------------------
                  Charles A. Warden

               /s/ CHARLES R. ZAPPALA                  Director
-----------------------------------------------------
                 Charles R. Zappala