Form 10-Q
period 2002-03-31
THREE RIVERS BANCORP INC
filed 2002-05-10
CIK 1103585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

[ ]	Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from                to

0-29083
(Commission File Number)

THREE RIVERS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1843375 (I.R.S. Employer Identification No.)

2681 Mosside Boulevard, Monroeville, PA (Address of principal executive offices)	15146-3315 (Zip Code)

(412) 666-8063
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share	Outstanding at May 1, 2002 8,541,099

THREE RIVERS BANCORP, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION:

Item 1.	Quarterly Financial Statements

	Consolidated Balance Sheets - March 31, 2002, December 31, 2001, and March 31, 2001	3

	Consolidated Statements of Income - Three Months Ended March 31, 2002, and 2001	4

	Consolidated Statement of Changes in Stockholders’ Equity - Three Months Ended March 31, 2002	6

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002, and 2001	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Discussion About Market Risk	29

PART II.	OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K	30

THREE RIVERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001	March 31, 2001

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$33,941	$46,109	$15,870
Investment securities available for sale	377,852	380,598	397,907
Loans	567,178	565,902	501,054
Less: Unearned income	11	13	28
Allowance for loan losses	8,079	7,992	5,494

Net loans	559,088	557,897	495,532

Premises and equipment	4,366	4,458	4,630
Accrued income receivable	6,222	6,133	6,460
Goodwill and core deposit intangibles	12,520	12,676	2,351
Bank owned life insurance	13,713	13,556	13,091
Other assets	2,748	1,173	2,632

TOTAL ASSETS	$1,010,450	$1,022,600	$938,473

LIABILITIES
Non-interest bearing deposits	$111,794	$114,192	$91,182
Interest bearing deposits	654,484	660,061	534,632

Total deposits	766,278	774,253	625,814

Federal funds purchased and securities sold under agreements to repurchase	—	—	1,450
Other short-term borrowings	—	—	—
Advances from Federal Home Loan Bank	150,000	156,000	235,271
Long-term debt	480	512	593

Total borrowed funds	150,480	156,512	237,314

Other liabilities	10,878	9,453	12,329

TOTAL LIABILITIES	927,636	940,218	875,457

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued or outstanding for the periods presented	—	—	—
Common stock, par value $.01 per share; 20,000,000 shares authorized; 8,535,773, 8,523,906 and 6,676,212 issued and outstanding at March 31, 2002, December 31, 2001 and March 31, 2001, respectively	85	85	67
Surplus	38,959	38,859	22,495
Retained earnings	45,620	44,342	41,550
Accumulated other comprehensive income (loss)	(1,850)	(904)	(1,096)

TOTAL STOCKHOLDERS’ EQUITY	82,814	82,382	63,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,010,450	$1,022,600	$938,473

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
Unaudited

	Three Months Ended March 31,

	2002	2001

INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$10,309	$9,944
Tax exempt	87	140
Deposits with banks	7	5
Federal funds sold	33	20
Investment securities available for sale	5,065	6,382

Total Interest Income	15,501	16,491

INTEREST EXPENSE
Deposits	5,400	6,683
Federal funds purchased and securities sold under agreements to repurchase	2	24
Other short-term borrowings	23	9
Advances from Federal Home Loan Bank	2,415	3,785
Long-term debt	11	13

Total Interest Expense	7,851	10,514

NET INTEREST INCOME	7,650	5,977
Provision for loan losses	225	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,425	5,827

NON-INTEREST INCOME
Trust fees	25	30
Net realized gain (loss) on investment securities	162	(3)
Wholesale cash processing fees	232	144
Service charges on deposit accounts	456	484
Bank owned life insurance	157	149
Other income	334	288

Total Non-Interest Income	1,366	1,092

NON-INTEREST EXPENSE
Salaries and employee benefits	2,808	2,470
Net occupancy expense	540	485
Equipment expense	481	403
Professional fees	335	320
Supplies, postage, and freight	306	208
Miscellaneous taxes and insurance	289	213
FDIC deposit insurance expense	34	30
Amortization of core deposit intangibles	206	95
OREO expense	—	—
Other expense	593	824

Total Non-Interest Expense	$5,592	$5,048

See accompanying notes to consolidated financial statements.

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE
(In thousands, except per share data)
Unaudited

	Three Months Ended March 31,

	2002	2001

INCOME BEFORE INCOME TAXES	$3,199	$1,871
Provision for income taxes	896	339

NET INCOME	$2,303	$1,532

PER COMMON SHARE DATA:
Basic:
Net income	$0.27	$0.23
Average shares outstanding	8,531,216	6,676,190
Diluted:
Net income	$0.27	$0.23
Average shares outstanding	8,576,444	6,681,179
Cash dividends declared	$0.12	$0.12

See accompanying notes to consolidated financial statements

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
Unaudited

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2002	$—	$85	$38,859	$44,342	$(904)	$82,382
Net Income	—	—	—	2,303	—	2,303
Other comprehensive income, net of tax	—	—	—	—	(946)	(946)

Comprehensive income						1,357

Dividends declared	—	—	—	(1,025)	—	(1,025)
Stock options exercised (11,867 shares)	—	—	100	—	—	100

Balance, March 31, 2002	$—	$85	$38,959	$45,620	$(1,850)	$82,814

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Three Months Ended March 31,

	2002	2001

OPERATING ACTIVITIES
Net income	$2,303	$1,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	150
Depreciation and amortization	57	(51)
Amortization expense of core deposit intangibles	206	95
Net amortization (accretion) of investment securities	224	44
Net realized (gains) losses on investment securities	(162)	3
(Increase) decrease in accrued income receivable	(89)	5
Increase in accrued expense payable	430	1,216
Net (increase) decrease in other assets	(697)	621
Net increase (decrease) in other liabilities	993	(559)

Net cash provided by operating activities	3,490	3,056

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments – available for sale	(72,686)	(8,520)
Proceeds from maturities of investment securities and other short-term investments – available for sale	41,943	11,807
Proceeds from sales of investment securities and other short-term investments – available for sale	31,972	20,970
Long-term loans originated	(44,302)	(54,420)
Principal collected on long-term loans	42,513	42,457
Purchases of premises and equipment	(168)	(226)

Net cash (used for) provided by investing activities	(728)	12,068

FINANCING ACTIVITIES
Net decrease in deposits	(7,975)	(6,176)
Net decrease in federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	—	(7,716)
Net principal repayments of advances from Federal Home Loan Bank	(6,000)	—
Repayments of long-term debt	(32)	(40)
Common stock dividends paid	(1,023)	(801)
Proceeds from stock options exercised	100	8

Net cash used by financing activities	(14,930)	(14,725)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(12,168)	399
CASH EQUIVALENTS AT JANUARY 1	46,109	15,471

CASH EQUIVALENTS AT MARCH 31	$33,941	$15,870

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Nature of Operations

             Three Rivers Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Monroeville, Pennsylvania. Through its banking subsidiary the Company operates 25 banking offices in three southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage and commercial financial products.

2.   Basis of Presentation

             The consolidated financial statements include the accounts of Three Rivers Bancorp, Inc. and its wholly owned subsidiary, Three Rivers Bank and Trust Company (“Three Rivers Bank”). Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

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

             For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual financial statements for the year ended December 31, 2001, filed with the Securities and Exchange Commission as part of Three Rivers Bancorp, Inc.’s Form 10K filing.

             Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.

             On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. During the first three months of 2002, the Company made payments of $350,000 for federal income taxes. During the first quarter 2001, the Company was not required to make any payments for federal income taxes. Total interest expense paid amounted to $7,421,000 in 2002’s first three months compared to $9,298,000 in the same 2001 period.

3.   Acquisition

             On July 1, 2001, the Company completed its acquisition of the Pennsylvania Capital Bank (“PA Capital Bank”), which had one office located in downtown Pittsburgh, Allegheny County.

             At the acquisition date, the fair value of PA Capital’s net assets totaled approximately $16 million, which included cash of $43.4 million, loans receivable with a fair value of $83.7 million, investment securities and other assets of $12.7, deposits with a fair value of $123.5 million and other liabilities of $279,000. As a result of the transaction, $4.8 million of core deposit intangible ($3.1 million net of taxes) was recorded and will be amortized over 11 years. Additionally, the fair value adjustments required by purchase accounting rules consisted of $582,000 (378,000 net of taxes) and will be recognized as yield adjustments over eight years. Goodwill arising from the transaction totaled $6.5 million.

             Pro forma combined historical results of operations for the prior year up to the interim statement of financial condition date as though the Company and PA Capital Bank had been combined at the beginning of 2001 are presented below. For 2002, actual results of operations are used for comparative purposes since the operations of PA Capital Bank have been consolidated with the Company’s during that period. These unaudited condensed combined statements of operations, both pro forma and actual, are presented as if the acquisition had been effective on January 1, 2002 and 2001, respectively.

             The unaudited condensed pro forma combined statement of operations include the estimated effect of pro forma adjustments that would have been realized had the acquisition actually occurred at the beginning of the respective periods.

	Actual for the three months ended March 31, 2002	Pro Forma combined for the three months ended March 31, 2001

	(In thousands, except per share data) (Unaudited)
Interest income	$15,501	$19,135
Interest expense	7,851	12,030

Net interest income before provision for loan losses	7,650	7,105
Provision for loan losses	225	225

Net interest income after provision for loan losses	7,425	6,880
Non-interest income	1,366	1,234
Non-interest expense	5,592	5,562

Income before income taxes	3,199	2,552
Provision for income taxes	896	536

Net income	$2,303	$2,016

PER COMMON SHARE DATA
Basic:
Net income	$0.27	$0.24
Average shares outstanding	8,531,216	8,513,867
Diluted:
Net income	$0.27	$0.24
Average shares outstanding	8,576,444	8,518,856

4.   Comprehensive Income

             Comprehensive income totaled $1.4 million and $5.1 million for the three months ended March 31, 2002 and 2001, respectively. Differences between comprehensive income and net income for these periods result entirely from investment security unrealized holding gains, net of income taxes.

5.   Investment Securities

             Securities classified as available for sale include securities that may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at estimated fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholders’ equity on a net of tax basis. The change in the estimated fair value of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold. The book and estimated fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

		March 31, 2002

	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

U.S. Treasury	$4,559	$25	$(10)	$4,574
U.S. Agency	40,998	—	(601)	40,397
State and municipal	29,087	22	(608)	28,501
U.S. Agency mortgage-backed securities	290,293	1,025	(2,027)	289,291
Other securities*	15,761	—	(672)	15,089

Total	$380,698	$1,072	$(3,918)	$377,852

______________

*	Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

             Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2002, 98.0% of the portfolio was rated “AAA” compared to 97.6% at March 31, 2001. Less than 1.2% of the portfolio was rated below “A” or unrated on March 31, 2002.

6.   Loans

             The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2002	December 31, 2001	March 31, 2001

Commercial	$82,600	$77,770	$53,858
Commercial loans secured
By real estate	306,978	296,665	245,773
Real estate – mortgage	155,524	169,048	176,260
Consumer	22,076	22,419	25,163

Loans	567,178	565,902	501,054
Less: Unearned income	11	13	28

Loans, net of unearned income	$567,167	$565,889	$501,026

             Real estate-construction loans were not material at these presented dates and comprised 3.1% of total loans net of unearned income at March 31, 2002. The Company has no credit exposure to foreign countries or highly leveraged transactions.

7.   Allowance for Loan Losses

             An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended March 31,

	2002	2001

Balance at beginning of period	$7,992	$5,393
Charge-offs:
Commercial	63	3
Real estate-mortgage	135	37
Consumer	36	34

Total charge-offs	234	74

Recoveries:
Commercial	77	—
Real estate-mortgage	4	11
Consumer	15	14

Total recoveries	96	25

Net charge-offs (recoveries)	138	49
Provision for loan losses	225	150

Balance at end of period	$8,079	$5,494

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

             The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31, 2002	December 31, 2001	March 31, 2001

Non-accrual loans	$2,456	$3,240	$2,017
Loans past due 90 days or more	75	177	—
Other real estate owned	807	417	154

Total non-performing assets	$3,338	$3,834	$6,107

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.59%	0.67%	0.43%

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

	Three Months Ended March 31

	2002	2001

Interest income due in accordance with original terms	$15	$5
Interest income recorded	(15)	(2)

Net reduction in interest income	$—	$3

9.   Goodwill and Core Deposit Intangible Assets

             The Company’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). The Company now carries $6.1million of goodwill and $6.4 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the1998 acquisition of two National City Branch offices in Allegheny County with $27 million in deposits, the 1999 acquisition of a First Western Branch with $21 million in deposits and the recent acquisition of PA Capital Bank (see Note #3). A reconciliation of the Company’s intangible asset balance is as follows (in thousands):

Balance at December 31, 2001	$6,652
Amortization expense	(206)

Balance at March 31, 2002	$6,446

             The Company is amortizing core deposit intangibles over periods ranging from five to eleven years, using the straight-line method of amortization. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets (in thousands):

Remaining 2002	$618
2003	824
2004	824
2005	824
2006	824
2007 and after	2,532

Total	$6,446

             The Company’s current goodwill arose from the PA Capital Bank acquisition on July 1, 2001. In connection with this acquisition, the Company simultaneously applied Statement 142. Accordingly, the Company has not recognized any amortization expense relating to this goodwill during the second half of 2001 or during the three months ended March 31, 2002. Prior to this acquisition, the Company had no goodwill, or corresponding amortization, during 2001. Although the Company has recognized no amortization expense relating to this goodwill, the Company will, however, periodically review the goodwill for impairment as prescribed by FAS #142.

10.   Federal Home Loan Bank Borrowings

             Total FHLB borrowings consist of the following at March 31, 2002, (in thousands, except percentages):

Maturing	Amount	Weighted Average Rate

2005	50,000	7.06
2010 and after	100,000	6.01

	$150,000	6.36%

             The $150 million of advances maturing in 2005 and after are subject to prepayment penalties and call provisions set forth by the FHLB. The following table summarizes the call provisions for the components of these advances:

Advance Amount	Will Reprice If: Index	Spread	Exceeds

$50,000	3 Month Libor	+ 8 basis points	7.50%
50,000	3 Month Libor	+12 basis points	6.03%
50,000	3 Month Libor	+ 9 basis points	7.50%

$150,000

             All of the above borrowings bear a fixed-rate of interest. All FHLB stock along with an interest in mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

11.   Capital

             The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2002, the Company meets all capital adequacy requirements to which it is subject.

             As of March 31, 2002, and 2001, as well as, December 31, 2001, the Federal Reserve categorized the Company as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company’s classification category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of March 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	$80,109	12.57%	$50,970	8.00%	$63,712	10.00%
Three Rivers Bank	76,138	11.95	50,961	8.00	63,701	10.00
Tier 1 Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	72,144	11.32	25,485	4.00	38,227	6.00
Three Rivers Bank	68,174	10.70	25,480	4.00	38,221	6.00
Tier 1 Capital (to Average Assets)
Three Rivers Bancorp, Inc.	72,144	7.40	39,512	4.00	49,390	5.00
Three Rivers Bank	68,174	6.99	39,508	4.00	49,385	5.00

12.   Subsequent Events

             On May 7, 2002, the Company and Sky Financial Group, Inc. (Sky Financial) executed a definitive agreement for Sky Financial to acquire all the stock of the Company and merge the Company and its wholly-owned subsidiary, Three Rivers Bank, into Sky Financial

             Pursuant to the definitive agreement, stockholders of the Company will be entitled to elect to receive, in exchange for each share of the Company’s common stock held, either $18.27 in cash or .80 shares of Sky Financial, or combination thereof. The election process, however, is subject to certain allocation and pro ration mechanisms that are reflective of the definitive agreement, which states that in total, 75% of the Company’s common shares will be exchanged for shares of Sky Financial common stock and 25% of the Company’s common shares will be exchanged for cash.

             The deal provides for the merger of the Company into Sky Financial, and the subsequent merger of Three Rivers Bank into Sky Bank, Sky Financial’s commercial banking affiliate. Currently, the transaction is valued at $156.5 million, including shares of the Company owned by Sky Financial and the cost to acquire the Company’s outstanding options.

             Pending approval by shareholders of the Company and various regulatory agencies, the transaction is expected to close at the beginning of the fourth quarter 2002. For information surrounding the transaction, refer to the form 8-K filed by the Company with the Securities and Exchange Commission on May 8, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(“M.D.& A.”)

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

.....BALANCE SHEET OVERVIEW..... The Company’s total consolidated assets were $1.01 billion at March 31, 2002, compared with $1.02 billion at December 31, 2001, which represents a decrease of $12 million. During the first three months of 2002, total loans increased $1.3 million as loan principal originations exceeded repayments for the three month period. Total investment securities decreased $2.7 million during the first three months of 2002. This decrease primarily resulted from a $1.5 million increase in the unrealized loss of the available for sale securities. The remaining decrease resulted from principal repayment and sale activity exceeding purchases. Cash and due from banks decreased $12.2 million during the first three months of 2002. This decrease primarily resulted from the net run off of deposits and the decrease in FHLB borrowings.

Total deposits decreased by $8.0 million, or 1.0%, since December 31, 2001. The Company’s total borrowed funds position decreased $6.0 million, or 3.9%, during the period. Total equity increased by $432,000, which represents the effect of net income, dividends declared and an increase in the unrealized investment security holding losses, net of tax, over the period.

.....LOAN QUALITY..... The following table sets forth information concerning Three Rivers Bancorp, Inc.’s loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans at a rate materially less than that of market rates: (in thousands, except percentages):

	March 31, 2002	December 31, 2001	March 31, 2001

Total loan delinquency (past due 30 to 89 days)	$5,809	$6,840	$3,823
Total non-accrual loans	2,456	3,240	2,017
Total non-performing assets*	3,338	3,834	2,171
Loan delinquency, as a percentage of total loans and loans held For sale, net of unearned income	1.02%	1.20%	0.76%
Non-accrual loans, as a percentage of total loans and loans held For sale, net of unearned income	0.43%	0.57%	0.40%
Non-performing assets, as a percentage of total loans and loans held for sale,net of unearned income, and other real estate owned	0.59%	0.67%	0.43%

______________

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

             Between March 31, 2002, and December 31, 2001, total loan delinquency decreased $1.0 million while loans outstanding, net of unearned income, increased $1.3 million, thus causing the delinquency ratio to decrease 18 basis points to 1.02%. Total non-performing assets decreased by $496,000 since December 31,2001 causing the non-performing assets to total loans, net of unearned income, and OREO ratio to decrease to 0.59%. This ratio was further positively affected by the increase in total loans, net of unearned income, and OREO.

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

  a detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

  the application of formula driven reserve allocations for certain higher risk commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.
  the application of formula driven reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company’s five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

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

             The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within each calendar year. The Company has also identified two pools of small dollar value homogeneous loans that are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment

             The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2002	December 31, 2001	March 31, 2001

Allowance for loan losses	$8,079	$7,992	$5,494
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.42%	1.41%	1.10%
total delinquent loans(past due 30 to 89 days)	139.08	116.84	143.71
total non-accrual loans	328.95	246.67	272.38
total non-performing assets	242.03	208.45	253.06
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.10%	0.07%	0.04%
Annualized provision for loan losses	0.16%	0.20%	0.12%
Total classified loans	$19,383	$17,867	$10,452

             Since December 31, 2001, the balance in the allowance for loan losses has increased $87,000 while the balance of total loans increased by $1.3 million. The increase in the allowance primarily results from the provision for the three month period, net of net charge-offs. Additionally, the increase in the allowance for loan losses resulted from an increase in outstanding loan levels, as well as a shift of the loan portfolio from 1-4 family mortgage loans to loans that are more commercial in nature. The Company’s allowance for loan losses at March 31, 2002, was 329% of non-accrual loans.

             For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

             The Company had loans totaling $306,000 at March 31, 2002, and $489,000 at March 31, 2001, being specifically identified as impaired and a corresponding allocation reserve of $300,000 at March 31, 2002 and $200,000 at March 31, 2001. The average outstanding balance for loans being specifically identified as impaired was $393,000 for the first three months of 2002 compared to $489,000 for the first three months of 2001. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first three months of 2002 or 2001.

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

	March 31, 2002		December 31, 2001		March 31, 2001

	Amount	Percent of Loans in Each Category To Loans	Amount	Percent of Loans in Each Category To Loans	Amount	Percent of Loans in Each Category To Loans

Commercial	$2,147	14.6%	$2,185	13.7%	$783	10.7%
Commercial loans secured by real estate	5,474	54.1	5,307	52.4	4,093	49.1
Real estate - Mortgage	231	27.4	264	29.9	291	35.2
Consumer	196	3.9	159	4.0	132	5.0
Allocation to General risk	31	—	77	—	195	—

Total	$8,079	100.0%	$7,992	100.0%	$5,494	100.0%

             Although real estate-mortgage loans comprise approximately 27% of the Company’s total loan portfolio, only $231,000 or 2.9% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company’s five-year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company’s historical loss experienced in these categories.

             At March 31, 2002, management of the Company believes the allowance for loan losses is adequate to cover estimated losses within the Company’s loan portfolio.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

.....PERFORMANCE OVERVIEW..... The Company’s net income for the first quarter of 2002 totaled $2.3 million or $0.27 per share on a diluted basis. The first quarter 2002 results are higher when compared with the $1.5 million or $0.23 per diluted share for the first quarter of 2001.

             The Company’s return on equity (ROE) averaged 10.7% for the first quarter of 2002 compared to 10.63% ROE in the first quarter of 2001.

             Net interest income increased by $1.7 million, or 28.0%, as a result of declining interest rates causing an increase in the net interest margin from 2.65% in the first quarter of 2001 to 3.29% in the first quarter of 2002. The Company’s equity base has been positively affected by the issuance of additional shares in connection with the PA Capital Bank acquisition. However, the equity base has been negatively affected by a decrease in other comprehensive income due to a decrease in value of the Company’s available for sale securities portfolio. The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios):

	Three Months Ended

	March 31, 2002	March 31, 2001

Income from continuing operations	$2,303	$1,532
Diluted earnings per share	0.27	0.23
Return on average equity	10.73%	10.63%
Return on average assets	0.93	0.65%
Average diluted common shares outstanding	8,576	6,681

.....NET INTEREST INCOME AND MARGIN..... The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company’s philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company’s net interest income performance for the first quarter of 2002 to the first quarter of 2001 (in thousands, except percentages):

	Three Months Ended March 31,

	2002	2001	Net Change	% Change

Interest Income	$15,501	$16,491	$(990)	(6.0)
Interest Expense	7,851	10,514	(2,663)	(25.3)

Net interest income	7,650	5,977	1,673	28.0
Tax-equivalent adjustment	150	106	44	41.5

Net tax-equivalent interest income	$7,800	$6,083	$1,717	28.2

Net interest margin	3.29%	2.65%	0.64%	N/M

______________

N/M	- Not meaningful

             Three Rivers Bancorp’s net interest income on a tax-equivalent basis increased by $1.7 million, or 28.2%, due primarily to the increase of the net interest margin percentage and an increase in average earning assets. The net interest margin increased 64 basis points to 3.29%, reflecting a 139 basis point decrease in the cost of funds, which was partially offset by a 71 basis point decrease in the earning asset yield. Total average earning assets increased $38.0 million during the first quarter 2002 compared to the same period of 2001. This resulted from a $77.8 million, or 16.1%, increase in total loans and a $6.8 million increase in federal funds sold. These increases, however, were partially offset by a decrease in investments of $46.7 million, or 11.3%.

             During the first quarter, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased margin compression as a result of the leverage program the Company has had in place over the last six years.

             A leverage program is one strategy the Company may use to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to (7.5% and net income variability to (15% over a twelve month period. (See further discussion under Interest Rate Sensitivity).

.....COMPONENT CHANGES IN NET INTEREST INCOME..... Regarding the separate components of net interest income, the Company’s total tax-equivalent interest income for the first quarter of 2002 decreased by $946,000 or 5.7% when compared to the same 2001 period. This decrease resulted from a decline in the yield earned on interest bearing assets, which decreased 71 basis points to 6.68% for the three month period ending March 31, 2002. Within the earning asset base, the yield on the total loan portfolio decreased by 92 basis points to 7.43% due to the downward repricing of floating-rate loans. The yield on total investment securities decreased by 59 basis points to 5.64% due to the increased prepayments and the corresponding increase in the amortization of premiums. The decrease in tax-equivalent interest income, however, was partially offset by a $40.0 million or 4.2% increase in total average earning assets. The increase in total average earning assets is primarily the result of assets acquired in connection with the PA Capital Bank acquisition.

             The Company’s total interest expense for the first quarter of 2002 decreased by $2.7 million, or 25.3% when compared to the same 2001 period. This lower interest expense was due to the 139 basis point decrease in the yield on interest bearing liabilities, to an average of 4.08% for the first quarter 2002. Total average interest bearing liabilities of remained relatively unchanged during the two periods.

             Within interest-bearing liabilities, total deposits increased $82.1 million, or 15.1%. This, however, was offset by a decrease in borrowed funds of $81.7 million, or 34.3%. The increase in total deposits is primarily the result of deposits acquired in connection with the PA Capital Bank acquisition.

The proceeds received from investment security principal and interest receipts, security sales, as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations. FHLB advances had an average cost of 6.51% in the first quarter of 2002, which compares to the cost of 6.53% for the prior year first quarter. However, during the first quarter of 2002, these borrowings were 300 basis points greater than the average cost of deposits, which was 3.51%. Overall, the Company’s total cost of funds decreased by 139 basis points to 4.08%.

             It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. The Company has asset liability policy parameters that limit the maximum amount of borrowings to 40% of total assets. For the first quarter of 2002, the level of short-term borrowed funds and FHLB advances to total assets averaged 15.8%. At quarter end, the Company had borrowed funds to total assets of 15.0%, which is within the parameters set by the Board of Directors of the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

             The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) Three Rivers Bancorp’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) Three Rivers Bancorp’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax equivalent yields.

Three Months Ended March 31   (In thousands, except percentages)

	2002 Actual			2001 Actual

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest earning assets:
Loans and loans held for sale, net of unearned income	$561,255	$10,428	7.43%	$483,440	$10,121	8.35%
Deposits with banks	650	7	4.53	480	5	4.44
Federal funds sold	8,260	33	1.61	1,503	20	5.35
Total investment securities	367,805	5,183	5.64	414,548	6,451	6.23

Total interest earning Assets/interest income	937,970	15,651	6.68	899,971	16,597	7.39
Non-interest earning assets:
Cash and due from banks	15,538			13,745
Premises and equipment	4,422			4,767
Other assets	37,883			22,614
Allowance for loan losses	(8,019)			(5,452)

TOTAL ASSETS	$987,794			$935,645

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$48,872	$100	0.83%	$41,233	$81	0.80%
Savings	57,794	153	1.07	57,549	288	2.03
Money markets	125,446	493	1.59	46,153	363	3.19
Other time	392,033	4,654	4.81	397,122	5,951	6.08

Total interest bearing deposits	624,145	5,400	3.51	542,057	6,683	5.00
Short term borrowings: Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	5,232	25	1.91	2,251	33	5.86
Advances from Federal Home Loan Bank	150,452	2,415	6.51	235,009	3,785	6.53
Long-term debt	495	11	9.01	617	13	8.47

Total interest bearing liabilities/interest expense	780,324	7,851	4.08	779,934	10,514	5.47
Non-interest bearing liabilities:
Demand deposits	112,353			88,028
Other liabilities	9,264			10,049
Stockholders’ equity	85,853			57,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$987,794			$934,645

Interest rate spread			2.60%			1.92%
Net interest income/net interest margin		7,800	3.29%		6,083	2.65%
Tax-equivalent adjustment		(150)			(106)

Net Interest Income		$7,650			$5,977

.....PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses for the first quarter of 2002 totaled $225,000 or 0.16% of average total loans which represents a $75,000 increase from the provision level experienced in the 2001 first quarter. The Company recognized net loan charge-offs of $138,000, or 0.10%, on an annualized basis, of average loans in the first quarter of 2002. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note# 7 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2002 totaled $1.4 million which represents a $274,000, or 25.1%, increase when compared to the same 2001 quarter. This increase resulted primarily from gains recognized from investment security sales of $162,000 in the first quarter of 2002. Additionally, wholesale cash processing fees increased $88,000 as a result of an expanded customer base in the first quarter of 2002.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2002 totaled $5.6 million which represents a $544,000, or 10.8%, increase when compared to the same 2001 quarter. This increase was primarily due to the following items:

  a $338,000, or 13.7%, increase in salaries and employee benefits, which resulted from normal annual salary increases and an increase in full time equivalent employees.
  a $98,000 increase in supplies, postage and freight, which resulted primarily from additional costs associated with the annual report printing and mailing.
  a $111,000 increase in amortization of core deposit intangibles that resulted from the acquisition of PA Capital Bank on July 1, 2001.
  the above increases, however, were partially offset by a $231,000, or 28.0%, decrease in other expense. This decrease resulted from a decrease in the expenses incurred for services provided by Ameriserv Financial, Inc. of $101,000 as well as a decrease in advertising expenditures of $86,000.

.....INCOME TAX EXPENSE..... The Company’s provision for income taxes for the first quarter of 2002 increased $557,000 to $896,000 from the quarter ending March 31, 2001 as a result of a higher level of pretax earnings for the three months ended March 31, 2002. Additionally, a refund from Ameriserv Financial, Inc. for federal income tax overpayments made during the 1998 and 1999 tax years offset the tax provision for the quarter ended March 31, 2001. The Company’s tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. A net deferred income tax asset of $843,000 has been provided as of March 31, 2002, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN..... The Company’s efficiency ratio (non-interest expense divided by total revenue) decreased to 61.0% for the three months ended March 31, 2002 compared to 70.4% for the same period of 2001. Significant factors contributing to the lower efficiency ratio in 2002 is a higher level of net interest income and non-innterest income. These positive factors, however, were partially offset by a higher level of non-interest expense.

INTEREST RATE SENSITIVITY

Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at Three Rivers Bancorp is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) static “GAP” analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time; and 3) market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

             The following table presents a summary of the Company’s static GAP positions (in thousands, except for the GAP ratios):

	March 31, 2002		December 31, 2001		March 31, 2001

Six month cumulative GAP
RSA	$254,792		$287,061		$217,212
RSL	(295,922)		(289,346)		(238,189)
Off-balance sheet hedges	—		—		(40,000)

GAP	$(41,130)		$(2,285)		$19,023

GAP ratio	0.86	X	0.99	X	1.10	X

GAP as a % of total assets	(4.07)%		(0.22)%		2.03%
One year cumulative GAP
RSA	$350,631		$404,315		$311,692
RSL	(389,945)		(387,574)		(366,530)
Off-balance sheet hedges	—		—		—

GAP	$(39,314)		$16,741		$(54,838)

GAP ratio	0.90	X	1.04	X	0.85	X

GAP as a % of total assets	(3.89)%		(1.64)%		(5.84)%

             When March 31, 2002, is compared to December 31, 2001, both the Company’s six month and one year cumulative GAP ratios became increasingly negative. This resulted primarily from a decrease in rate sensitive assets as of March 31, 2002.

             Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company’s asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to (7.5% and net income variability to (15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company’s assets and liabilities. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

             The following table presents an analysis of the sensitivity inherent in the Company’s net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast or most likely rate scenario at March 31, 2002, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the March 31, 2002, levels. The Company’s most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s expected balance sheet composition that was developed under the most likely interest rate scenario.

Interest RateScenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

Base	0%	0%	0%
Flat	2.9	6.2	(6.4)
200bp increase	(4.8)	(10.1)	(9.1)
200bp decrease	(2.0)	(4.6)	(3.9)

             As indicated in the table, the maximum negative variability of Three Rivers Bancorp’s net interest income and net income over the next twelve month period was (4.8%) and (10.1%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (9.1%) under this interest rate scenario. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

LIQUIDITY

             Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $12.1 million from December 31, 2001 to March 31, 2002. During the first three months of 2002 there was $3.5 million of net cash provided by operating activities. This was more than offset by $728,000 of net cash used by investing activities and $14.9 million of net cash used by financing activities. Within investing activities, the cash needed for investment securities purchases exceeded cash proceeds from sales by $40.7 million. Cash advanced for new loan fundings totaled $44.3 million and exceeded the cash received from loan principal payments by $1.8 million.

Within financing activities, net deposits decreased by $8.0 million due primarily to the run-off of certificates of deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers’ credit needs.

CAPITAL RESOURCES

             As presented in Note# 11 the Company exceeds all regulatory capital ratios at March 31, 2002. Furthermore, the Company is considered “well capitalized” under all applicable FDIC regulations. It is the Company’s intent to maintain the FDIC “well capitalized” classification to ensure the lowest deposit insurance premium.

             The Company’s Board of Directors believes that dividends are a key component of total shareholder return, particularly for retail shareholders. During the first three months of 2001, the Company declared a $0.12 per share dividend. The fourth quarter 2001 dividend was paid during the first quarter of 2002.

FORWARD LOOKING STATEMENT

             This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, estimates, intentions, operations, future results, and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) that could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

             Such factors include the following: (i) risk resulting from the spin-off and the operation of Three Rivers Bancorp as a separate independent company, (ii) the effect of changing regional and national economic conditions; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, real estate, consumer, and other lending activities; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (xi) changes in consumer spending and savings habits; (xii) unanticipated regulatory or judicial proceedings; and (xiii) other external developments which could materially impact the Company’s operational and financial performance.

             The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

Item 3.	Quantitative and Qualitative Discussion About Market Risk

Refer to Management’s Discussion and Analysis, pages 21 thru 24 and Interest Rate Sensitivity section on page 26 for discussion about Quantitative and Qualitative Market Risk.

Part II    Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are being filed as a part of this Quarterly Report on Form 10-Q:

15.1	Independent Accountants Review Report

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

             None

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Three Rivers Bancorp, Inc. Registrant
Date: May 9, 2002	/s/ Terry K. Dunkle

Terry K. Dunkle Chairman, President and Chief Executive Officer

Date: May 9, 2002	/s/ Anthony M.V. Eramo

Anthony M.V. Eramo Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 10, 2002

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

Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company’s Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of propriety information, and other items. There is an ongoing program to assess compliance with these policies.

The Audit Committee of the Company’s Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. The Company’s external and internal auditors have direct access to the Audit Committee.

/s/ Terry K. Dunkle	/s/ Anthony M.V. Eramo

Terry K. Dunkle Chairman, President & Chief Executive Officer	Anthony M.V. Eramo Vice President & Chief Financial Officer

Independent Accountants’ Review Report

The Audit Committee of the Board of Directors
Three Rivers Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of Three Rivers Bancorp, Inc. and subsidiaries (the Company) as of March 31, 2002 and 2001, and the related consolidated statements of income for the three months then ended, and the consolidated statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Three Rivers Bancorp, Inc. and subsidiaries as of December 31, 2001, presented herein, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated January 17, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young
Pittsburgh Pennsylvania May 10, 2002

The Audit Committee of the Board of Directors
Three Rivers Bancorp, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 333-39160) pertaining to the Three Rivers Bancorp, Inc. Stock Option Plan, the Registration Statement (Form S-8 No. 333-39166) pertaining to the Three Rivers Bancorp, Inc. Long-Term Incentive Plan, and the Registration Statement (Form S-8 No. 333-52798) pertaining to the Three Rivers Bancorp, Inc. 401(k) Plan of our report dated May 10, 2002 relating to the unaudited consolidated interim financial statements of Three Rivers Bancorp, Inc. that are included in its Form 10-Q for the quarter ended March 31, 2002.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania May 10, 2002