Form 10-Q
period 2002-06-30
THREE RIVERS BANCORP INC
filed 2002-08-12
CIK 1103585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002

[ ]	Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from to

Commission File Number 0-29083

THREE RIVERS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1843375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2002
Common Stock, par value $0.01 per share	8,542,963

THREE RIVERS BANCORP, INC.

INDEX

PART I. FINANCIAL INFORMATION:	Page No.
Item 1.Quarterly Financial Statements

Consolidated Balance Sheets -
June 30, 2002, December 31, 2001,and June 30, 2001	3

Consolidated Statements of Income -
Three and Six Months Ended June 30, 2002,and 2001	4

Consolidated Statement of Changes
in Stockholders' Equity - Six Months Ended June 30, 2002	6

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2002, and 2001	7

Notes to Consolidated Financial
Statements	8

Item 2. Management's Discussion and Analysis
of Consolidated Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Discussion About Market Risk	35

PART II. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 6. Exhibits and Reports on Form 8-K	36

THREE RIVERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,	June 30,
	2002	2001	2001

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$35,457	$46,109	$22,562
Investment securities available for sale	378,251	380,598	379,862
Loans	580,212	565,902	509,474
Less: Unearned income	10	13	24
Allowance for loan losses	8,205	7,992	5,699

Net loans	571,997	557,897	503,751
Premises and equipment	4,546	4,458	4,536
Accrued income receivable	5,952	6,133	6,429
Goodwill	6,155	6,652	2,256
Core deposit intangibles	6,240	6,024	--
Bank owned life insurance	13,874	13,556	13,245
Other assets	1,745	1,173	3,313

TOTAL ASSETS	$1,024,217	$1,022,600	$935,954

LIABILITIES
Non-interest bearing deposits	$121,743	$114,192	$91,691
Interest bearing deposits	650,301	660,061	537,503

Total deposits	772,044	774,253	629,194

Advances from Federal Home Loan Bank	150,000	156,000	235,201
Long-term debt	453	512	592

Total borrowed funds	150,453	156,512	235,793

Other liabilities	11,908	9,453	8,212

TOTAL LIABILITIES	934,405	940,218	873,199

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 sharesauthorized; no shares issued oroutstanding for the periods presented	-	-	-
Common stock, par value $.01 per share; 20,000,000 shares authorized; 8,542,963, 8,523,906 and 6,677,350 issued and outstanding on June 30, 2002, December 31, 2001 and June 30, 2001, respectively.	85	85	67
Surplus	39,019	38,859	22,504
Retained earnings	46,850	44,342	42,175
Accumulated other comprehensive income (loss)	3,858	(904)	(1,991)

TOTAL STOCKHOLDERS' EQUITY	89,812	82,382	62,755

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,024,217	$1,022,600	$935,954

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$10,245	$9,961	$20,555	$19,905
Tax exempt	89	148	175	288
Deposits with banks	40	5	47	10
Federal funds sold	30	67	63	87
Investment securities available for sale	5,196	5,990	10,261	12,372

Total Interest Income	15,600	16,171	31,101	32,662

INTEREST EXPENSE
Deposits	5,466	6,455	10,866	13,138
Federal funds purchased and securities sold under agreements to repurchase	2	4	4	28
Other short-term borrowings	4	--	27	9
Advances from Federal Home Loan Bank	2,411	3,837	4,826	7,622
Long-term debt	11	12	22	25

Total Interest Expense	7,894	10,308	15,745	20,822

NET INTEREST INCOME	7,706	5,863	15,356	11,840
Provision for (recovery of) loan losses	(26)	300	199	450

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	7,732	5,563	15,157	11,390

NON-INTEREST INCOME
Trust fees	25	30	50	60
Net realized gain on investment securities	352	--	514	(3)
Wholesale cash processing fees	224	159	456	303
Service charges on deposit accounts	452	509	908	993
Bank owned life insurance	161	153	318	302
Other income	335	339	669	627

Total Non-Interest Income	1,549	1,190	2,915	2,282

NON-INTEREST EXPENSE
Salaries and employee benefits	2,859	2,470	5,667	4,940
Net occupancy expense	549	443	1,089	928
Equipment expense	580	427	1,061	830
Professional fees	244	412	579	732
Supplies, postage, and freight	274	237	580	445
Miscellaneous taxes and insurance	340	250	639	463
FDIC deposit insurance expense	33	29	67	59
Amortization of goodwill and core deposit intangibles	206	95	412	190
Merger related costs	539	--	539	--
Other expense	468	743	1,051	1,567

Total Non-Interest Expense	$6,092	$5,106	$11,684	$10,154

See accompanying notes to consolidated financial statements.

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE
(In thousands, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

INCOME BEFORE INCOME TAXES	$3,189	$1,647	$6,388	$3,518
Provision for income taxes	935	221	1,831	560

NET INCOME	$2,254	$1,426	$4,557	$2,958

PER COMMON SHARE DATA:
Basic:
Net income	$0.26	$0.21	$0.53	$0.44
Average shares outstanding	8,540,988	6,750,240	8,536,129	6,676,534
Diluted:
Net income	$0.26	$0.21	$0.53	$0.44
Average shares outstanding	8,635,065	6,766,754	8,608,536	6,687,660
Cash dividends declared	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
Unaudited

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2002	$-	$85	$38,859	$44,342	$(904)	$82,382
Net Income	-	-	-	4,557	-	4,557
Other comprehensive income, net of tax	-	-	-	-	4,762	4,762
Comprehensive income						9,319
Dividends declared	-	-	-	(2,049)	-	(2,049)
Stock options exercised (20,057 shares)	-	-	160	-	-	160

Balance, June 30, 2002	$-	$85	$39,019	$46,850	$3,858	$89,812

See accompanying notes to consolidated financial statements.

THREE RIVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Six Months Ended June 30,

	2002	2001

OPERATING ACTIVITIES
Net income	$4,557	$2,958
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	199	450
Depreciation and amortization	228	27
Amortization expense of goodwill and core deposit intangibles	412	190
Net accretion of investment securities	315	88
Net realized (gains) losses on investment securities	(514)	3
Decrease in accrued income receivable	181	36
Increase (decrease) in accrued expense payable	211	(199)
Net (increase) decrease in other assets	(768)	197
Net increase (decrease) in other liabilities	166	(3,268)

Net cash provided by operating activities	4,987	482

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(114,046)	(8,520)
Proceeds from maturities of investment securities and
other short-term investments - available for sale	68,867	28,432
Proceeds from sales of investment securities and
other short-term investments - available for sale	55,051	20,970
Long-term loans originated	(101,797)	(97,362)
Principal collected on long-term loans	87,042	77,035
Purchases of premises and equipment	(600)	(358)

Net cash provided by investing activities	(5,483)	20,197

FINANCING ACTIVITIES
Net decrease in deposits	(2,209)	(2,796)
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	--	(9,166)
Net principal repayments of advances from
Federal Home Loan Bank	(6,000)	--
Repayments of long-term debt	(59)	(41)
Common stock dividends paid	(2,048)	(1,602)
Proceeds from stock options exercised	160	17

Net cash used by financing activities	(10,156)	(13,588)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(10,652)	7,091
CASH EQUIVALENTS AT JANUARY 1	46,109	15,471

CASH EQUIVALENTS AT JUNE 30	$35,457	$22,562

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Nature of Operations

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

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's annual financial statements for the year ended December 31, 2001, filed with the Securities and Exchange Commission as part of Three Rivers Bancorp, Inc.'s Form 10K filing.

     Basic earnings per share includes, only the weighted average common shares outstanding.  Diluted earnings per share includes, the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.

     On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  During the first six months of 2002, the Company made payments of $2,550,000 for federal income taxes.  During the first six months of 2001, the Company made payments totaling $1,050,000 for federal income taxes.  Total interest expense paid amounted to $15,535,000 in 2002's first six months compared to $21,021,000 in the same 2001 period.

3.	Acquisition

On July 1, 2001, the Company completed its acquisition of the Pennsylvania Capital Bank ("PA Capital Bank"), which had one office located in downtown Pittsburgh, Allegheny County.

     At the acquisition date, the fair value of PA Capital's net assets totaled approximately $16 million, which included cash of $43.4 million, loans receivable with a fair value of $83.7 million, investment securities and other assets with a fair value of $12.7, deposits with a fair value of $123.5 million and other liabilities with a fair value of $279,000.  As a result of the transaction, $4.8 million of core deposit intangible ($3.1 million net of taxes) was recorded and is being amortized over 11 years.  Additionally, the fair value adjustments required by purchase accounting rules consisted of $582,000 (378,000 net of taxes) and are being recognized as yield adjustments over eight years.  Goodwill arising from the transaction totaled $6.5 million.

     Condensed Pro forma combined historical results of operations for the prior year as though the Company and PA Capital Bank had been combined at the beginning of 2001 are presented below.  For 2002, actual results of operations are used for comparative purposes since the operations of PA Capital Bank have been consolidated with the Company's during that period.  These unaudited condensed pro forma combined statements of operations, both pro forma and actual, are presented as if the acquisition had been effective on January 1, 2002 and 2001, respectively.

     The unaudited condensed pro forma combined statement of operations include the estimated effect of pro forma adjustments that would have been realized had the acquisition actually occurred at the beginning of the respective periods.

	Actual for the three months ended June 30, 2002	Pro Forma combined for the three months ended June 30, 2001	Actual for the six months ended June 30, 2002	Pro Forma combined for the six months ended June 30, 2001

Interest income	$15,600	$18,629	$31,101	$37,763
Interest expense	7,894	11,692	15,745	23,722

Net interest income before provision For loan losses	7,706	6,937	15,356	14,041
Provision for loan losses	(26)	320	199	545

Net interest income after provision For loan losses	7,732	6,617	15,157	13,496
Non-interest income	1,549	1,372	2,915	2,606
Non-interest expense	6,092	5,866	11,684	11,428

Income before income taxes	3,189	2,123	6,388	4,674
Provision for income taxes	935	306	1,831	841

Net income	$2,254	$1,817	$4,557	$3,833

PER COMMON SHARE DATA
Basic:
Net income	$0.26	$0.21	$0.53	$0.45
Average shares outstanding	8,540,988	8,587,917	8,536,129	8,514,211
Diluted:
Net income	$0.26	$0.21	$0.53	$0.45
Average shares outstanding	8,635,065	8,604,431	8,608,536	8,525,337

4.	Comprehensive Income

     Comprehensive income totaled $8.0 million and $531,000 for the three months ended June 30, 2002 and 2001, respectively, and $9.3 million and $5.6 million for the six months ended June 30, 2002 and 2001, respectively.  Differences between comprehensive income and net income for these periods result entirely from investment security unrealized holding gains and losses, net of income taxes.

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

Investment securities available for sale:

	June 30, 2002

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value

U.S. Treasury	$555	$18	$--	$573
U.S. Agency	36,001	179	(2)	36,178
State and municipal	28,944	233	(4)	29,173
U.S. Agency mortgage-backed
securities	291,348	5,911	(17)	297,242
Other securities *	15,468	57	(440)	15,085

Total	$372,316	$6,398	$(463)	$378,251

*	Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At June 30, 2002, 98.6% of the portfolio was rated "AAA" compared to 97.5% at June 30, 2001.  Less than 1.2% of the portfolio was rated below "A" or unrated on June 30, 2002.

6.	Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30,	December 31,	June 30,
	2002	2001	2001

Commercial	$81,918	$77,770	$50,650
Commercial loans secured
by real estate	329,255	296,665	261,398
Real estate - mortgage	145,821	169,048	172,998
Consumer	23,218	22,419	24,428

Loans	580,212	565,902	509,474
Less: Unearned income	10	13	24

Loans, net of unearned income	$580,202	$565,889	$509,450

     Real estate-construction loans were not material at these presented dates and comprised 2.7% of total loans net of unearned income at June 30, 2002.  The Company has no credit exposure to foreign countries or highly leveraged transactions.

7.	Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Balance at beginning of period	$8,079	$5,494	$7,992	$5,393
Charge-offs:
Commercial	--	64	63	67
Real estate-mortgage	118	45	253	82
Consumer	8	20	44	54

Total charge-offs	126	129	360	203

Recoveries:
Commercial	258	--	335	--
Real estate-mortgage	13	26	17	37
Consumer	7	8	22	22

Total recoveries	278	34	374	59

Net charge-offs (recoveries)	(152)	95	(14)	143
Provision for (recovery of) loan losses	(26)	300	199	450

Balance at end of period	$8,205	$5,699	$8,205	$5,699

8.	Non-performing Assets

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30,	December 31	June 30,
	2002	2001	2001

Non-accrual loans	$2,653	$3,240	$2,394
Loans past due 90
days or more	--	177	62
Other real estate owned	874	417	103

Total non-performing assets	$3,527	$3,834	$2,559

Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.61%	0.67	0.50%

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest income due in accordance
with original terms	$27	$16	$42	$21
Interest income recorded	(10)	--	(25)	(2)

Net reduction in interest income	$17	$16	$17	$19

9.	Goodwill and Core Deposit Intangible Assets

     The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles).  The Company recorded $6.0 million of goodwill and $4.8 million of core deposit intangibles in conjunction with the PA Capital Bank acquisition, as discussed in Note #3, on its balance sheet.  The remaining core deposit intangibles relate to branch acquisitions occurring in 1998 and 1999.  A reconciliation of the Company's core deposit intangible asset balance is as follows (in thousands):

Balance at December 31, 2001	$6,652
Amortization expense	(412)

Balance at June 30, 2002	$6,240

     The Company is amortizing core deposit intangibles over periods ranging from five to eleven years, using the straight-line method of amortization.  It is important to note that this intangible amortization expense is not a future cash outflow.  The following table reflects the future amortization expense of the intangible assets (in thousands):

Remaining 2002	$412
2003	824
2004	824
2005	824
2006	824
2007 and after	2,532

Total	$6,240

     The Company's current goodwill arose from the PA Capital Bank acquisition on July 1, 2001.  On this date, the Company adopted FAS #142.  Accordingly, the Company did not recognized any amortization expense relating to this goodwill during the second half of 2001 or during the six months ended June 30, 2002.  Prior to this acquisition, the Company had no goodwill, or corresponding amortization, during 2001.  Although the Company has recognized no amortization expense relating to this goodwill, the Company will, however, periodically review the goodwill for impairment as prescribed by FAS #142.  During the second quarter, the Company completed its transitional impairment test of goodwill.  Based on the results of this test, no goodwill impairment was recorded.

10.	Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at June 30, 2002, (in thousands, except percentages):

	Weighted
	Average
Maturing	Amount	Rate

	50,000	7.06
2010 and after	100,000	6.01

	$150,000	6.36%

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that as of June 30, 2002, the Company meets all capital adequacy requirements to which it is subject.

     As of June 30, 2002, and 2001, as well as, December 31, 2001, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the Company's classification category.

As of June 30, 2002	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	$81,406	12.98%	$50,190	8.00%	$62,738	10.00%
Three Rivers Bank	77,746	12.39	50,182	8.00	62,728	10.00
Tier 1 Capital (to Risk Weighted Assets)
Three Rivers Bancorp, Inc.	73,559	11.72	25,095	4.00	37,643	6.00
Three Rivers Bank	69,901	11.14	25,091	4.00	37,637	6.00
Tier 1 Capital (to Average Assets)
Three Rivers Bancorp, Inc.	73,559	7.37	40,431	4.00	50,538	5.00
Three Rivers Bank	69,901	7.00	40,427	4.00	50,533	5.00

12.	Sky Financial Group, Inc. Merger

     On May 7, 2002, the Company and Sky Financial Group, Inc. (Sky Financial) executed a definitive agreement for Sky Financial to acquire all the stock of the Company and merge the Company and its wholly-owned subsidiary, Three Rivers Bank, into Sky Financial

     Pursuant to the definitive agreement, stockholders of the Company will be entitled to elect to receive, in exchange for each share of the Company's common stock held, either $18.27 in cash or .80 shares of Sky Financial, or combination thereof.  The election process, however, is subject to certain allocation and pro ration mechanisms that are reflective of the definitive agreement, which states that in total, 75% of the Company's common shares will be exchanged for shares of Sky Financial common stock and 25% of the Company's common shares will be exchanged for cash.

     The deal provides for the merger of the Company into Sky Financial, and the subsequent merger of Three Rivers Bank into Sky Bank, Sky Financial's commercial banking affiliate.  At the time of the definitive agreement, the transaction was valued at $156.5 million, including shares of the Company owned by Sky Financial and the cost to acquire the Company's outstanding options.

     Pending approval by shareholders of the Company and various regulatory agencies, the transaction is expected to close September 30, 2002.  For information surrounding the transaction, refer to the form 8-K filed by the Company with the Securities and Exchange Commission on May 8, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
("M.D.& A.")

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

.....BALANCE SHEET OVERVIEW.....The Company's total consolidated assets, which totaled $1.02 billion at June 30, 2002, remained relatively unchanged since December 31, 2001.  During the first six months of 2002, total loans increased $14.3 million as loan principal originations exceeded repayments for the six month period.  Total investment securities decreased $2.3 million during the first six months of 2002.  This decrease primarily resulted from principal repayment and sale activity exceeding purchases.  Cash and due from banks decreased $10.7 million during the first six months of 2002.  This decrease primarily resulted from loan funding, the net run off of deposits and the decrease in FHLB borrowings.

Total deposits decreased by $2.2 million, or 0.3%, since December 31, 2001.  The Company's total borrowed funds position decreased $6.1 million, or 3.9%, during the period. Total equity increased by $7.4 million, which represents the effect of net income, dividends declared and an increase in the unrealized investment security holding gains, net of tax, over the period.

.....LOAN QUALITY.....The following table sets forth information concerning Three Rivers Bancorp, Inc.'s loan delinquency and other non-performing assets.  At all dates presented, the Company had no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans at a rate materially less than that of market rates: (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2002	2001	2001

Total loan delinquency (past due
30 to 89 days)	$3,647	$6,840	$4,485
Total non-accrual loans	2,653	3,240	2,394
Total non-performing assets*	3,527	3,834	2,559
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	0.63%	1.20%	0.88%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.46%	0.57%	0.47%
Non-performing assets, as a percentage
of total loans and loans held for sale,
net of unearned income, and other
real estate owned	0.61%	0.67%	0.50%

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

     Between June 30, 2002, and December 31, 2001, total loan delinquency decreased $3.2 million while loans outstanding, net of unearned income, increased $14.3 million, thus causing the delinquency ratio to decrease 57 basis points to 0.63%.  Total non-performing assets decreased by $307,000 since December 31,2001 causing the non-performing assets to total loans, net of unearned income, and OREO ratio to decrease to 0.61%.  This ratio was further positively affected by the increase in total loans, net of unearned income, and OREO.

....ALLOWANCE FOR LOAN LOSSES.....As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.  Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline that is updated on a quarterly basis to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

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

The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2002	2001	2001

Allowance for loan losses	$8,205	$7,992	$5,699
Allowance for loan losses as a
percentage of each of
the following:
total loans, net of
unearned income	1.41%	1.41	1.12%
total delinquent loans
(past due 30 to 89 days)	224.98	116.84	127.07
total non-accrual loans	309.27	246.67	238.05
total non-performing assets	232.63	208.45	222.70
As a percent of average loans, net of unearned income:
Annualized net (recoveries) charge-offs	(0.01)%	* 0.07	0.06%
Annualized provision for loan losses	0.07%	0.20	0.18%
Total classified loans	$19,159	$17,867	$24,728

* Includes a $251,000 recovery recognized during the six month period. See "Provision for Loan Losses" discussion on page 31.

     Since December 31, 2001, the balance in the allowance for loan losses has increased $213,000 while the balance of total loans increased by $14.3 million.  The increase in the allowance primarily results from the provision for the six month period, net of net charge-offs.  Additionally, the increase in the allowance for loan losses resulted from an increase in outstanding loan levels, as well as a shift of the loan portfolio from 1-4 family mortgage loans to loans that are more commercial in nature.  The Company's allowance for loan losses at June 30, 2002, was 309% of non-accrual loans.

     For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

     The Company had loans totaling $5.9 million at June 30, 2002, and $733,000 at December 31, 2001, being specifically identified as impaired and a corresponding allocation reserve of $1.0 million at June 30, 2002 and $425,000 at December 31, 2001. The average outstanding balance for loans being specifically identified as impaired was $5.6 million for the first six months of 2002 compared to $752,000 for the twelve months of 2001.  All of the impaired loans are collateral dependent; therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  There was no interest income recognized on impaired loans during the first six months of 2002 or 2001.

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

	June 30, 2002		December 31, 2001		June 30, 2001

		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	To Loans	Amount	To Loans	Amount	To Loans

Commercial	$2,787	14.1%	$2,185	13.7%	$571	9.9%
Commercial
loans secured
by real estate	4,971	56.8	5,307	52.4	4,415	51.3
Real estate -
Mortgage	217	25.1	264	29.9	280	34.0
Consumer	185	4.0	159	4.0	127	4.8
General risk	45	-	77	-	306	-

Total	$8,205	100.0%	$7,992	100.0%	$5,494	100.0%

     Although real estate-mortgage loans comprise approximately 25% of the Company's total loan portfolio, only $217,000 or 2.6% of the total allowance for loan losses is allocated against this loan category.  The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At June 30, 2002, management of the Company believes the allowance for loan losses is adequate to cover estimated losses within the Company's loan portfolio.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

......PERFORMANCE OVERVIEW.....The Company's net income for the second quarter of 2002 totaled $2.3 million or $0.26 per share on a diluted basis.  During the second quarter, the Company incurred pre-tax merger related expenses of $539,000 (see Note #12).  Excluding these charges, net income for second quarter was $2.6 million, or $0.27 per share on a diluted basis.  The second quarter 2002 results are higher when compared with the $1.4 million or $0.21 per diluted share for the second quarter of 2001.

The Company's return on equity (ROE) averaged 10.42% for the second quarter of 2002 compared to 9.00% ROE in the second quarter of 2001.

     Net interest income increased by $1.8 million, or 31.4%, as a result of declining interest rates causing an increase in the net interest margin from 2.60% in the second quarter of 2001 to 3.29% in the second quarter of 2002.  The Company's equity base has been positively affected by the issuance of additional shares in connection with the PA Capital Bank acquisition and by an increase in other comprehensive income due to a increase in value of the Company's available for sale securities portfolio.  The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

	Three Months Ended

	June 30, 2002	June 30, 2001

Net Income	$2,254	$1,426
Diluted earnings per share	0.26	0.21
Return on average equity	10.42	9.00%
Return on average assets	0.89	0.61%
Average diluted common shares outstanding	8,635	6,767

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.  It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 2002 to the second quarter of 2001 (in thousands, except percentages):

	Three Months Ended June 30,		Net

	2002	2001	Change	% Change

Interest Income	$15,600	$16,171	$(571	(3.5)
Interest Expense	7,894	10,308	(2,414	(23.4)

Net interest income	7,706	5,863	1,843	31.4
Tax-equivalent adjustment	165	105	60	57.1

Net tax-equivalent interest income	$7,871	$5,968	$1,903	31.9

Net interest margin	3.29%	2.60%	0.69	N/M
N/M - Not meaningful

     Three Rivers Bancorp's net interest income on a tax-equivalent basis increased by $1.9 million, or 31.9%, due primarily to the increase of the net interest margin percentage and an increase in average earning assets.  The net interest margin increased 69 basis points to 3.29%, reflecting a 134 basis point decrease in the cost of funds, which was partially offset by a 59 basis point decrease in the earning asset yield. Total average earning assets increased $55.7 million during the second quarter 2002 compared to the same period of 2001.  This resulted from a $63.7 million, or 12.7%, increase in total loans and a $8.9 million increase in deposits with banks.  These increases, however, were partially offset by a decrease in investments of $17.7 million, or 4.5%.

     During the second quarter, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased margin compression as a result of the leverage program the Company has had in place over the last six years.

.....COMPONENT CHANGES IN NET INTEREST INCOME..... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 2002 decreased by $511,000 or 3.1% when compared to the same 2001 period.  This decrease resulted from a decline in the yield earned on interest bearing assets, which decreased 59 basis points to 6.59% for the three month period ending June 30, 2002.  Within the earning asset base, the yield on the total loan portfolio decreased by 64 basis points to 7.33% due to the downward repricing of floating-rate loans. The yield on total investment securities decreased by 47 basis points to 5.70% due to the increased prepayments and the corresponding increase in the amortization of premiums.  The decrease in the yield earned on interest bearing assets, however, was partially offset by a $55.7 million or 6.2% increase in total average earning assets.  The increase in total average earning assets is primarily the result of assets acquired in connection with the PA Capital Bank acquisition.

     The Company's total interest expense for the second quarter of 2002 decreased by $2.4 million, or 23.4% when compared to the same 2001 period.  This lower interest expense was due to the 134 basis point decrease in the yield on interest bearing liabilities, which averaged 3.98% for the second quarter 2002.  The decrease in the yield on interest bearing liabilities, however, was partially offset by an $18.5 million or 2.4% increase in total average interest bearing liabilities.

     Within interest-bearing liabilities, total deposits increased $103.0 million, or 19.1%.  This, however, was offset by a decrease in borrowed funds of $84.5 million, or 35.8%.  The increase in total deposits is primarily the result of deposits acquired in connection with the PA Capital Bank acquisition.  The proceeds received from investment security principal and interest receipts, security sales, as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations.  FHLB advances had an average cost of 6.45% in the second quarter of 2002, which compares to the cost of 6.54% for the prior year second quarter.  However, during the second quarter of 2002, these borrowings were 304 basis points greater than the average cost of deposits, which was 3.41%. Overall, the Company's total cost of funds decreased by 134 basis points to 3.98%.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet.  The Company has asset liability policy parameters that limit the maximum amount of borrowings to 40% of total assets. For the second quarter of 2002, the level of short-term borrowed funds and FHLB advances to total assets averaged 15.0%. At quarter end, the Company had borrowed funds to total assets of 14.7%, which is within the parameters set by the Board of Directors of the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Three Months Ended June 30 (In thousands, except percentages)

		2002 Actual			2001 Actual

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Loans and loans held for sale, net of unearned income	$567,083	$10,367	7.33%	$503,359	$10,145	7.97%
Deposits with banks	9,548	40	1.68	697	5	2.63
Federal funds sold	6,959	30	1.73	6,114	67	4.36
Total investment securities	374,883	5,328	5.70	392,596	6,059	6.17

Total interest earning Assets/interest income	958,473	15,765	6.59	902,766	16,276	7.18
Non-interest earning assets:
Cash and due from banks	19,118			14,453
Premises and equipment	4,552			4,764
Other assets	36,756			23,970
Allowance for loan losses	(8,130)			(5,621)

TOTAL ASSETS	$1,010,769			$940,332

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$60,319	$148	0.98%	$41,482	$82	0.79%
Savings	58,042	156	1.08	57,815	269	1.87
Money markets	113,618	449	1.59	46,774	338	2.80
Other time	411,200	4,713	4.60	394,136	5,764	5.87

Total interest bearing deposits	643,179	5,466	3.41	540,207	6,453	4.79
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	1,267	6	1.90	392	4	4.05
Advances from Federal Home Loan Bank	150,000	2,411	6.45	235,273	3,838	6.54
Long-term debt	467	11	9.45	576	13	8.84

Total interest bearing liabilities/interest expense	794,913	7,894	3.98	776,448	10,308	5.32
Non-interest bearing liabilities:
Demand deposits	119,141			89,631
Other liabilities	9,913			10,887
Stockholders' equity	86,802			63,366

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,010,769			$940,332

Interest rate spread			2.61%			1.86%
Net interest income/ net interest margin		7,871	3.29%		5,968	2.60%
Tax-equivalent adjustment		(165)			(105)

Net Interest Income		$7,706			$5,863

.....PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the second quarter of 2002 totaled a negative $26,000, or an increase to income.  The negative provision resulted from a recovery of $251,000 during the quarter.  This represents a $326,000 decrease from the provision level experienced in the 2001 second quarter.  Including the aforementioned recovery, the Company recognized net loan recoveries of $152,000, or 0.11%, on an annualized basis, of average loans in the second quarter of 2002.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note# 7 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME.....  Non-interest income for the second quarter of 2002 totaled $1.5 million which represents a $359,000, or  30.2%, increase when compared to the same 2001 quarter.  This increase resulted primarily from gains recognized from investment security sales of $352,000 in the second quarter of 2002.  Additionally, wholesale cash processing fees increased $65,000 as a result of an expanded customer base in the second quarter of 2002.  These increases, however, were partially offset by a $57,000 decrease in service charges on deposit accounts.

.....NON-INTEREST EXPENSE.....  Non-interest expense for the second quarter of 2002 totaled $6.1 million which represents a $986,000, or 19.3%, increase when compared to the same 2001 quarter. This increase was primarily due to the following items:

-	a $389,000, or 15.7%, increase in salaries and employee benefits, which resulted from normal annual salary increases and an increase in full time equivalent employees.

-

A $106,000 increase in net occupany expense, which primarily resulted from a second quarter lease charge of $84,000 for the Pitt Times office, which was the former PA Capital premises.  This charge is $28,000 per month and was not incurred during the second quarter 2001.

-

A $153,000 increase in equipment expense, which resulted from additional depreciation expense incurred for fixed assets acquired in the PA Capital Bank transaction.  Additionally, the Company incurred a charge of $102,000 during the second quarter as a result of making computer hardware updates throughout various branches.

-	a $111,000 increase in amortization of core deposit intangibles that resulted from the acquisition of PA Capital Bank on July 1, 2001.

-	A $539,000 increase in merger related costs, which result as the merger with Sky Financial Group, Inc. progresses (see Note #12).

-

the above increases, however, were partially offset by a $275,000, or 37.0%, decrease in other expense.  This decrease primarily resulted from a decrease in the expenses incurred for services provided by Ameriserv Financial, Inc. of $141,000 as well as a decrease in advertising expenditures of $58,000.

.....INCOME TAX EXPENSE..... The Company's provision for income taxes for the second quarter of 2002 increased $714,000 to $935,000 from the quarter ending June 30, 2001 as a result of a higher level of pretax earnings for the three months ended June 30, 2002.  Additionally, during the second quarter 2001, the Company received a refund from Ameriserv Financial, which offset the tax provision for the quarter ending June 30, 2001.  The refund represents federal income tax overpayments made during the 1998 and 1999 tax years.  During that time, Three Rivers Bank was a consolidated entity of Amerserv Financial, and as outlined by the tax separation agreement entered into by the Companies at spin-off, the Company is entitled to Three Rivers Bank's portion of such overpayments.  The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.  A net deferred income tax liability of $2.2 million has been provided as of June 30, 2002, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 64.7% for the three months ended June 30, 2002 compared to 71.3% for the same period of 2001.  Significant factors contributing to the lower efficiency ratio in 2002 is a higher level of net interest income and non-nterest income.  These positive factors, however, were partially offset by a higher level of non-interest expense.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

.....PERFORMANCE OVERVIEW.....  The Company's net income for the first six months of  2002 totaled $4.6 million or $0.53 per share on a diluted basis.  During the first six months of 2002, the Company incurred pre-tax merger related expenses of $539,000 (see Note #12).  Excluding these charges, net income for first six months of 2002 was $4.9 million, or $0.57 per share on a diluted basis.  The results from the first six months of 2002 are higher when compared with the $3.0 million or $0.44 per diluted share for the first six months of 2001.

The Company's return on equity (ROE) averaged 10.65% for the first six months of 2002 compared to 9.45% ROE reported in the first six months of 2001.

     Net interest income increased by $3.5 million, or 29.7%, as a result of declining interest rates causing an increase in the net interest margin from 2.63% in the first six months of 2001 to 3.29% in the same period of 2002.  The Company's equity base has been positively affected by the issuance of additional shares in connection with the PA Capital Bank acquisition as well as an increase in other comprehensive income due to an increase in value of the Company's available for sale securities portfolio.  The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

	Six Months Ended

	June 30, 2002	June 30, 2001

Net Income	$4,557	$2,958
Diluted earnings per share	0.53	0.44
Return on average equity	10.65	9.45%
Return on average assets	0.92	0.63%
Average diluted common shares outstanding	8,609	6,688

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.  It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first six months of 2002 to the first six months of 2001 (in thousands, except percentages):

	Three Months Ended June 30,
			Net
	2002	2001	Change	% Change

Interest Income	$31,101	$32,662	$(1,561)	(4.8)
Interest Expense	15,745	20,822	(5,077)	(24.4)

Net interest income	15,356	11,840	3,516	29.7
Tax-equivalent adjustment	315	211	104	49.3

Net tax-equivalent interest income	$15,671	$12,051	$3,620	30.0

Net interest margin	3.29%	2.63%	0.66	N/M
N/M - Not meaningful

     Three Rivers Bancorp's net interest income on a tax-equivalent basis increased by $3.6 million, or 30.0%, due primarily to the increase of the net interest margin percentage and an increase in average earning assets.  The net interest margin increased 66 basis points to 3.29%, reflecting a 137 basis point decrease in the cost of funds, which was partially offset by a 61 basis point decrease in the earning asset yield. Total average earning assets increased $46.9 million during the first six months of 2002 compared to the same period of 2001.  This resulted from a $70.8 million, or 14.3%, increase in total loans, a $4.5 million increase in deposits with banks and a $3.8 million increase in federal funds sold.  These increases, however, were partially offset by a decrease in investments of $32.2 million, or 8.0%.

     During the first six months, the Company used the cash flow from mortgage backed securities to pay down FHLB Borrowings, which reduced interest rate risk and decreased margin compression as a result of the leverage program the Company has had in place over the last six years.

.....COMPONENT CHANGES IN NET INTEREST INCOME..... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 2002 decreased by $1.5 million or 4.4% when compared to the same 2001 period.  This decrease resulted from a decline in the yield earned on interest bearing assets, which decreased 61 basis points to 6.68% for the six month period ending June 30, 2002.  Within the earning asset base, the yield on the total loan portfolio decreased by 73 basis points to 7.43% due to the downward repricing of floating-rate loans. The yield on total investment securities decreased by 49 basis points to 5.71% due to the increased prepayments and the corresponding increase in the amortization of premiums.  The decrease in yield on interest earning assets, however, was partially offset by a $46.9 million or 5.2% increase in total average earning assets.  The increase in total average earning assets is primarily the result of assets acquired in connection with the PA Capital Bank acquisition.

     The Company's total interest expense for the first six months of 2002 decreased by $5.1 million, or 24.4%, when compared to the same 2001 period.  This lower interest expense was due to the 137 basis point decrease in the yield on interest bearing liabilities, to an average of 4.03% for the first six months of 2002.  The decrease in the yield on interest bearing liabilities was, however, partially offset by a $9.4 million increase in average interest bearing liabilities between the two periods.

     Within interest-bearing liabilities, total deposits increased $92.5 million, or 17.1%.  This, however, was partially offset by a decrease in borrowed funds of $83.1 million, or 35.1%.  The increase in total deposits is primarily the result of deposits acquired in connection with the PA Capital Bank acquisition.  The proceeds received from investment security principal and interest receipts, security sales, as well as from the growth of the deposit base were used to pay down the higher costing borrowings as well as to fund loan originations.  FHLB advances had an average cost of 6.48% in the first six months of 2002, which compares to the cost of 6.54% for the prior year six months.  However, during the first six months of 2002, these borrowings were 302 basis points greater than the average cost of deposits, which was 3.46%. Overall, the Company's total cost of funds decreased by 137 basis points to 4.03%.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet.  The Company has asset liability policy parameters that limit the maximum amount of borrowings to 40% of total assets. For the first six months of 2002, the level of short-term borrowed funds and FHLB advances to total assets averaged 15.4%. At quarter end, the Company had borrowed funds to total assets of 14.7%, which is within the parameters set by the Board of Directors of the Company. The Company plans to continue to use cash flow from mortgage-backed securities and increasing deposits to pay down borrowings during the next several quarters.

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

Six Months Ended June 30 (In thousands, except percentages)

		2002 Actual			2001 Actual

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Loans and loans held for sale, net of unearned income	$564,170	$20,795	7.43%	$493,398	$20,266	8.16%
Deposits with banks	5,099	47	1.86	589	10	3.37
Federal funds sold	7,610	63	1.67	3,809	87	4.57
Total investment securities	371,344	10,511	5.71	403,572	12,510	6.20

Total interest earning Assets/interest income	948,223	31,416	6.68	901,368	32,873	7.29
Non-interest earning assets:
Cash and due from banks	17,328			14,099
Premises and equipment	4,487			4,765
Other assets	37,318			23,343
Allowance for loan losses	(8,074)			(5,537)

TOTAL ASSETS	$999,282			$938,038

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$54,595	$248	0.92%	$41,358	$163	0.79%
Savings	57,918	309	1.08	57,682	557	1.95
Money markets	119,532	942	1.59	46,464	701	3.04
Other time	401,617	9,367	4.70	395,628	11,715	5.97

Total interest bearing deposits	633,662	10,866	3.46	541,132	13,136	4.90
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	3,249	31	1.92	1,322	37	5.64
Advances from Federal Home Loan Bank	150,226	4,826	6.48	235,140	7,623	6.54
Long-term debt	481	22	9.22	597	26	8.59

Total interest bearing liabilities/interest expense	787,618	15,745	4.03	778,191	20,822	5.40
Non-interest bearing liabilities:
Demand deposits	115,747			86,611
Other liabilities	9,590			10,657
Stockholders' equity	86,327			62,579

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$999,282			$938,038

Interest rate spread			2.65%			1.89%
Net interest income/ net interest margin		15,671	3.29%		12,051	2.63%
Tax-equivalent adjustment		(315)			(211)

Net Interest Income		$15,356			$11,840

.....PROVISION FOR LOAN LOSSES.....  The Company's provision for loan losses for the first six months of 2002 totaled $199,000 or 0.07% of average total loans, which represents a $251000 decrease from the provision level experienced in the same period of 2001.  The decrease in provision resulted from a recovery of $251,000 during the second quarter.    Including the aforementioned recovery, the Company recognized net loan recoveries of $14,000, or 0.01%, on an annualized basis, of average loans in the first six months of 2002.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at on a quarterly basis. (See further discussion in Note# 7 to the consolidated financial statements herein and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME.....  Non-interest income for the first six months of 2002 totaled $2.9 million which represents a $633,000, or  27.7%, increase when compared to the same 2001 period.  This increase resulted primarily from gains recognized from investment security sales of $514,000 during the first six months of 2002.  Additionally, wholesale cash processing fees increased $153,000 as a result of an expanded customer base in the first six months of 2002.

.....NON-INTEREST EXPENSE.....  Non-interest expense for the first six months of 2002 totaled $11.7 million which represents a $1.5 million, or 15.1%, increase when compared to the same 2001 period. This increase was primarily due to the following items:

-	a $727,000, or 14.7%, increase in salaries and employee benefits, which resulted from normal annual salary increases and an increase in full time equivalent employees.

-

A $161,000 increase in net occupany expense, which primarily resulted from a lease charge of $168,000 for the Pitt Times office, which was the former PA Capital premises.  This charge is $28,000 per month and was not incurred during the first six months of 2001.

-

A $231,000 increase in equipment expense, which resulted from additional depreciation expense incurred for fixed assets acquired in the PA Capital Bank transaction.  Additionally, the Company incurred a charge of $102,000 during the second quarter as a result of making computer hardware updates throughout various branches.

-	a $135,000 increase in supplies, postage and freight, which resulted primarily from additional costs associated with the annual report printing and mailing.

-

A $176,000 increase in miscellaneous taxes and insurance, which resulted from an increase in the accrual for the Bank's annual Pennsylvania Shares Tax.  This tax is expected to increase as a result of an increase in equity from the PA Capital acquisition.

-	a $220,000 increase in amortization of core deposit intangibles that resulted from the acquisition of PA Capital Bank on July 1, 2001.

-	A $539,000 increase in merger related costs, which result as the merger with Sky Financial Group, Inc. progresses (see Note #12).

-

the above increases, however, were partially offset by a $516,000, or 32.9%, decrease in other expense.  This decrease resulted from a decrease in the expenses incurred for services provided by Ameriserv Financial, Inc. of $243,000 as well as a decrease in advertising expenditures of $143,000.

.....INCOME TAX EXPENSE.....  The Company's provision for income taxes for the first six months of 2002 increased $1.3 million to $1.8 million from the first six months of 2001 as a result of a higher level of pretax earnings for the six months ended June 30, 2002.  Additionally, a refund from Ameriserv Financial, Inc. for federal income tax overpayments made during the 1998 and 1999 tax years offset the tax provision for the quarter ended March 31, 2001.  The Company's tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.  A net deferred income tax liability of $2.2 million has been provided as of June 30, 2002, on the differences between taxable income for financial and tax reporting purposes.

.....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-interest expense divided by total revenue) decreased to 62.9% for the six months ended June 30, 2002 compared to 70.8% for the same period of 2001.  Significant factors contributing to the lower efficiency ratio in 2002 is a higher level of net interest income and non-nterest income.  These positive factors, however, were partially offset by a higher level of non-interest expense.

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

The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

	June 30, 2002	December 31, 2001	June 30, 2001

Six month cumulative GAP
RSA	$270,439	$287,061	$252,190
RSL	(265,880)	(289,346	(327,942)
Off-balance sheet hedges	--	--	(40,000)

GAP	$4,559	$(2,285	$(35,752)

GAP ratio	1.02X	0.99X	0.88X

GAP as a % of total assets	0.45	(0.22)	(3.82)%
One year cumulative GAP
RSA	$409,552	$404,315	$363,368
RSL	(375,296)	(387,574	(362,825)
Off-balance sheet hedges	--	--	--

GAP	$34,256	$16,741	$543

GAP ratio	1.09X	1.04X	1.00X

GAP as a % of total assets	3.34	1.64	0.06%

     When June 30, 2002, is compared to December 31, 2001, both the Company's six month and one year cumulative GAP ratios became increasingly positive.  This resulted primarily from a decrease in rate sensitive liabilities as of June 30, 2002.

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

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at June 30, 2002, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the June 30, 2002, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company's expected balance sheet composition that was developed under the most likely interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

Base	0%	0%	0%
Flat	1.5	3.9	(4.6)
200bp increase	1.1	2.8	(28.7)
200bp decrease	(1.6)	(3.9)	34.6

     As indicated in the table, the maximum negative variability of Three Rivers Bancorp's net interest income and net income over the next twelve month period was (1.6%) and (3.9%) respectively, under a downward rate shock forecast reflecting a 200 basis point increase in interest rates.  The variability of market value of portfolio equity was 34.6% under this interest rate scenario.  Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

LIQUIDITY

     Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows.  Cash equivalents decreased by $10.7 million from December 31, 2001 to June 30, 2002. During the first six months of 2002 there was $5.0 million of net cash provided by operating activities.  This was more than offset by $5.5 million of net cash used by investing activities and $10.2 million of net cash used by financing activities. Within investing activities, the cash needed for investment securities purchases exceeded cash proceeds from sales by $59.0 million.  Cash advanced for new loan fundings totaled $101.8 million and exceeded the cash received from loan principal payments by $14.8 million.  Within financing activities, net deposits decreased by $2.2 million due primarily to the run-off of certificates of deposits.  Management believes that the Company maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

CAPITAL RESOURCES

     As presented in Note# 11 the Company exceeds all regulatory capital ratios at June 31, 2002.  Furthermore, the Company is considered "well capitalized" under all applicable FDIC regulations.  It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

     The Company's Board of Directors believes that dividends are a key component of total shareholder return, particularly for retail shareholders.  During the first six months of 2002, the Company declared a $0.24 per share dividend.  The fourth quarter 2001 dividend was paid during the first quarter of 2002.

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

Item 3. Quantitative and Qualitative Discussion About Market Risk

Refer to Management's Discussion and Analysis, pages 21 thru 24, 27 thru 30 and Interest Rate Sensitivity section on page 32 for discussion about Quantitative and Qualitative Market Risk.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2002, the Company held its Annual Meeting of Shareholders. The matters submitted to a vote of stockholders were approved, and the stockholder votes thereon are summarized as follows:

Election of Directors (Proposal One)

Nominee	For	Against

J. Thomas Allen	6,758,517	46,760
I.N. Rendall Harper, Jr.	6,760,259	45,018
W. Harrison Vail	6,747,160	58,117
Charles R. Zappalla	6,750,753	54,254

Election of Ernst & Young LLP as independent auditors for the Company in 2002 (Proposal Two)

For	Against	Abstain

6,710,443	74,657	21,176

No other proposals were considered at the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are being filed as a part of this Quarterly Report on Form 10-Q:

2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 to the Form 8-K, filed on May 8, 2002, of Three Rivers Bancorp, Inc., File No. 000-29083).

10.6

Amendment to Change in Control Agreement dated April 1, 2000 between Three Rivers Bancorp, Inc. and Terry K. Dunkle.  (Original Agreement incorporated by reference to Exhibit 10.6 to the Form 10-Q, filed August 14, 2000, of Three Rivers Bancorp, Inc., File No. 000-29083).

10.7

Amendment to Change in Control Agreement dated April 1, 2000 between Three Rivers Bancorp, Inc. and W. Harrison Vail.  (Original Agreement incorporated by reference to Exhibit 10.7 to the Form 10-Q, filed August 14, 2000, of Three Rivers Bancorp, Inc., File No. 000-29083).

15.1	Independent Accountants Review Report

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

Form 8-K filed on May 8, 2002 reporting the Agreement and Plan of Merger with Sky Financial Group, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Three Rivers Bancorp, Inc.

Registrant

Date: August 9, 2002	/s/ Terry K. Dunkle

Terry K. Dunkle
Chairman, President and
Chief Executive Officer

Date: August 9, 2002	/s/ Anthony M.V. Eramo

Anthony M.V. Eramo
Vice President and
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Three Rivers Bancorp, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Terry K. Dunkle, Chairman, President and Chief Executive Officer August 9, 2002

/s/ Anthony M. V. Eramo, Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 9, 2002

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

